Form 10-K
period 1994-12-31
AMERICAN BANCORPORATION /WV/
filed 1995-04-17
CIK 4570

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-K

(Mark One)
[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
[Fee Required]
For the fiscal year ended      December 31, 1994
Commission file number           0-5893
                           American Bancorporation
               (Exact name of registrant as specified in its charter)
                      Ohio                       31-0724349
       (State or other jurisdiction of          (I.R.S. Employer
       incorporation or organization)           Identification No.)

     1025 Main Street, Suite 800, Wheeling, West Virginia, 26003
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code        (304) 233-5006

Securities registered pursuant to Section 12(b) of the Act:      None
Securities registered pursuant to Section 12(g) of the Act:
                       Common stock, without par value
                            (Title of Class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.
                                  Yes x No

State the aggregate market value of the voting stock held by nonaffiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within 60 days prior to the date of filing.
                  $16,392,636 at February 28, 1995

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.
1,564,837   shares of Common stock without par value at March 27, 1995

                                 -1-
            Number of pages           Exhibit Index
            comprising this           Located at
            report.......60           Page...12 & 14



DOCUMENTS INCORPORATED BY REFERENCE
 Certain of the items listed in the table below are included in the Annual Report to Stockholders for the year ended December 31, 1994. With the exception of the pages listed in the index and hereby incorporated by reference, the 1994 Annual Report to Stockholders is not to be deemed filed as part of this report.

 The Registrant will file a Definitive Proxy Statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of fiscal year 1994. Information contained therein is hereby incorporated by reference as indicated in the table below.

CROSS REFERENCE INDEX AND TABLE OF CONTENTS
Page Reference
                                           Form     Annual Report     Proxy
                                            10K      Shareholders   statement

Part I
Item  1  Business. . . . . . . . . . . .    3 - 9           IFC           -
Item  2  Properties. . . . . . . . . . .       10             -           -
Item  3  Legal proceedings . . . . . . .       11             -           -
Item  4  Submission of matters to a
         vote of security holders . . . . .   N/A
Part II
Item  5  Market for Registrants common stock and
         related security holders matters . .   -  IFC, IBC, 28    2 - 3, 9
Item  6  Selected financial data . . .          -            28           -
Item  7  Management's Discussion and analysis of
         financial condition and results of
         operations                             -       29 - 42           -
Item  8  Financial statements and
         supplementary data                    11        3 - 26           -
Item  9  Changes and disagreements with
         Accountants on accounting and
         financial disclosures                N/A
Part III
Item 10  Directors and executive officers
         of the Registrant. . .                 -            -        4 - 7
Item 11  Executive Compensation. . . .          -            -        8 - 9
Item 12  Security ownership of certain beneficial
         owners and management.                 -            -            3
Item 13  Certain relationships and related
         transactions. . .                      -             -          12

Part IV
Item 14  Exhibits, Financial statement schedules
         and reports on Form 8K . .       11 - 12             -           -


Part I
Item 1. Business

A. General
American Bancorporation ("the Registrant or the Company") is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Registrant was incorporated under the laws of the State of Ohio on August 10, 1966. The Registrant is engaged in the business of organizing, acquiring and developing a system of affiliate banks and companies engaged in bank related activities. The Registrant presently owns all the capital stock of two commercial banks.

The Wheeling National Bank ("WNB") is a national banking association, organized in 1978, and acquired by the Company in 1988. WNB is located in West Virginia and has offices in Wheeling, Weirton, New Martinsville and Pine Grove. WNB employs 117 full time equivalent employees. At December 31, 1994, WNB had total assets of $176.5 million.

The Columbus National Bank ("CNB") was formerly known as Quaker City National Bank and was acquired by the Company in 1982. CNB, with its headquarters situated in Franklin County, conducts its operations through offices in St. Clairsville, Flushing, Shadyside, Morristown, Barnesville, Freeport, Cambridge, Quaker City, Gahanna, Reynoldsburg, Steubenville and Columbus, Ohio. CNB has 89 full time equivalent employees and was chartered as a national bank in 1872.
At December 31, 1994, CNB had total assets of $157.9 million.

WNB and CNB conduct general commercial banking businesses. Assisting individuals, business and government, the banks provide a full range of depository services including demand, savings and time deposits, negotiable order of withdrawal and money market deposit accounts and lending services including mortgage, commercial and consumer loans. WNB is also authorized to exercise fiduciary powers.

In addition to its bank affiliates, the Company has organized four non-bank subsidiaries. The non-bank subsidiaries are authorized to provide various services including: data processing, equipment and real estate leasing, transfer agent services to affiliates and mortgage banking. American Mortgages, Inc., ("AMI") which is located in Wheeling, West Virginia, conducts mortgage banking activities including making and servicing mortgage loans. AMI employs 12 full time equivalent employees. American Bancdata Corporation ("ABD") provides data processing services to the Company and the affiliate banks. ABD employs 5 full time equivalent employees.


B. Supervision and Regulation
 1. Registrant

The activities of the Registrant are governed by the provisions of the Bank Holding Company Act of 1956, as amended, the "Act", and the regulations promulgated thereunder by the Board of Governors of the Federal Reserve System. The Act requires the submission of bank holding companies to the supervision and examination of the Board of Governors. Pursuant to the obligations imposed by the Act, the Registrant files annual and interim reports and such additional information as the Board of Governors may require.

Prior approval of the Board of Governors is required for any acquisition by the Registrant of substantially all the assets of any bank, or the ownership or control of any voting shares of any bank, if, after such acquisition, it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. As an Ohio bank holding company, the Registrant is not permitted to acquire voting shares of a bank located in another state unless that state has specifically authorized such an acquisition by statute. The Board of Governors, in evaluating a proposed acquisition, is required to examine the effects on competition as well as the public interest to be served.

The Registrant is prohibited from acquiring more than 5% of the voting shares of any company that is not a bank and from engaging in any business, other than banking or performing services for its subsidiaries, without the prior approval of the Board of Governors. The Board of Governors is authorized to approve, among other things, the ownership of shares by a bank holding company in any company, the activities of which the Board of Governors has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making such a determination, the Board of Governors is required to weigh the expected benefit to the public, such as greater convenience, increased competition or gains in efficiency, against the risks of possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

In October, 1988 Ohio's regional interstate banking restrictions ended and reciprocal nationwide banking became permitted, with any state having interstate banking laws paralleling Ohio's.

The Riegal-Neal Interstate Banking and Efficiency Act of 1994, Public Law 103-328, provides that, among other things, substantially all state law barriers to the acquisition of banks by out-of-state bank holding companies will be eliminated effective September 29, 1995. The law will also permit interstate branching by banks effective as of June 1, 1997, subject to the ability of states to opt out completely or to set an earlier effective date. The Company anticipates that the effect of the new law may be to increase competition within the market in which the Company operates, although the Company cannot predict the effect to which competition will increase in such markets or the timing of such increase.

2. Banking Affiliate of the Registrant

The subsidiary banks have national charters and accordingly, are subject to the National Banking Act and supervision and examination by the Comptroller of the Currency. The subsidiary banks are members of the Federal Deposit Insurance Corporation and are subject to the Federal Deposit Insurance Act.

Areas subject to regulation by Federal authorities include reserves on deposits, interest rates and other terms of deposits, investments, loans, payment of dividends, establishment of branches and other aspects of operations, as well as mergers and the issuance of securities.

The banks make loans subject to state usury laws that provide maximum interest rates that may be charged for specific classes of loans. The banks are also subject to a variety of other laws which impose limitations on loans to a single borrower, to insiders, and to others, and to other laws which impose various requirements concerning certain types and classes of loans.

Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or any of its subsidiaries; on investments in the stock or other securities thereof and; on the taking of such stock or securities as collateral for loans to any borrower. Further, under the Bank Holding Company Act and regulations of the Board of Governors, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale of property or furnishing of services. The Act further requires that any bank controlled by a bank holding company be insured by the Federal Deposit Insurance Corporation.


C. Government Monetary Policy and Conditions Affecting the Industry
The earnings of commercial banks, and consequently the earnings of the Registrant, are affected by the policies of regulatory authorities, including the Board of Governors of the Federal Reserve System. An important function of the Federal Reserve Board is to regulate the national supply of money and credit in an effort to prevent recession and restrain inflation. Among the vehicles used to achieve these objectives are open market operations in U.S. government securities, changes in the discount rate on member bank borrowings, changes in reserve requirements against member bank deposits, and limitations on interest rates which member banks may pay on time and savings deposits. These policies are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use also affects interest rates charged on loans or paid for deposits.

The monetary policies of the Federal Reserve Board have had a significant impact on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effect, if any, of such policies upon the future business and earnings of the Registrant cannot be predicted.

The Depository Institutions Deregulation and Monetary Control Act of 1980 significantly changed the regulatory environment of financial institutions in the United States. Regulations implementing the 1980 Act included (i) significant changes in reserve requirements and the services provided by the Federal Reserve System; (ii) phased elimination of the regulation limiting the rate of interest payable on savings and time deposits; (iii) validation of NOW accounts, automatic transfer accounts, and share draft accounts; and
(iv) significant changes in the types of loans and the nature of the services which thrift institutions can offer to the public.

On August 9, 1989, the Financial Institution Reform, Recovery and Enforcement Act of 1989 ("FIRREA") established a mechanism for providing funding for the Resolution Trust Corporation ("RTC") and authorizes the RTC to act as receiver to liquidate savings associations placed in receiverships. It is possible that the activities of RTC could result in a significant reduction in the size of the thrift industry and increased concentration of business of depository institutions in the hands of large depository institutions and holding companies. FIRREA allows both bank and savings and loan holding companies to acquire savings associations. It is also possible that RTC's activities could impact upon the market value of real estate in areas where a large number of savings associations are placed into receivership.


In 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted, which among other things, was intended to protect the federal deposit insurance fund by requiring regulators to take specific prompt actions with respect to institutions that do not meet minimum capital standards. FDICIA requires Federal regulators to promulgate regulations to implement the law's provisions. Certain of these egulations became effective in 1992, including the adoption by federal regulatory agencies of definitions of the five capital tiers which define the implementing regulation for each institution, while others became effective in 1993.

Under FDICIA, new regulations became effective governing the receipt of broker deposits based on the institutions capital rating. Other revisions included specific accounting and reporting requirements and risk-based assessments for FDIC insurance, which are based on the level of risk activities the institution is involved. Some provisions include termination of "too big to fail" doctrine, limitations on FDIC's payment of deposits at foreign branches and revised regulatory standards for, among other things, real estate lending and capital adequacy.

D   Competition
The Registrant's affiliate banks compete in their areas with commercial banks and other financial intermediaries such as saving and loan associations, credit unions, consumer finance companies, factors and insurance companies. Competition among banks is generally conducted, in an effort to expand deposits and credits. The principal methods of bank competition are interest rates and services. The subsidiary banks pay interest on deposits and charge rates and fees on loans which are competitive in the general area served.

E. Personnel
The Registrant, its affiliate banks, and non-banking subsidiaries employed 228 full-time equivalent employees at December 31, 1994.


F.  Miscellaneous
Research and development is not a significant portion of the Registrant's business. The Registrant has no foreign operations or income, no material patents, licenses, franchises or concessions, and materials are not essential to its business. Environmental regulations do not materially affect the capital expenditures, income or competitive position of the Registrant.

The Registrant's business is not subject to material seasonal fluctuation. The business of the Registrant's affiliate bank is not dependent on any one or a few customers. The Registrant, as a holding company, relies predominately on dividends from its affiliate banks and management fees from its affiliate banks for its working capital requirements.

Selected Statistical Information
The following tables and schedules, referenced in the index presented below, set forth certain consolidated statistical information of American Bancorporation, required of bank holding companies pursuant to Guide 3. Selected tables are set forth on pages 29 through 42 in the annual report to stockholders, which pages are hereby incorporated by reference in this Form 10-K. The information contained in the tables should be read in conjunction with the consolidated financial statements of American Bancorporation and the notes thereto appearing elsewhere in this Form 10-K.
                                                      Page Reference
                                                  Form          Annual report
                                                   10K          to stockholders
I.   Distribution of assets, liabilities and
     stockholders' equity, interests rates and
     interest differential
  a  Average balance sheet . . . . . . . . . . .     -               29
  b. Average earning assets and interest bearing
     liabilities, interest earned and paid,
     yield and rates. .                              -               29
  c. Interest variances . . . .                      -               32

II.  Investment portfolio
  a. Carrying value of investment securities
     by type. . . . .                                -               39
  b. Maturity and weighted average yield. . . . . .  -               39

III. Loans
  a. Types of loans .                                -               36
  b. Maturity and sensitivity to change in
     interest rates. . .                             -               36
  c. Non-performing loans . . .                      -               37

IV.  Summary of loans loss experience. . . . . .     9               38

 V.  Deposits
  a. Average amount .                                -               39
  b. Maturity of time certificates of deposits in
     excess of $100,000. . . . . . . . . . . .       -               39

VI.  Return on equity and assets . . . . . . . .     -               28




The following table summarizes the balance of the allowance for loan losses by the major loan categories. The table supplements that on page 38 of the Company's annual report to stockholders for the year ended December 31, 1994, incorporated by reference herein.

                                             Allowance             Percent
                                               amount         in each category
                                          (000's omitted)      to total loans
December 31, 1994
Commercial, financial and agricultural . . .   $1,165                22.6
Real estate - construction . . .                    -                 0.5
Real estate - mortgage     . . . .                407                52.3
Installment      . . . . . . . . .                913                24.6
Leases . . . . . . . . . . . . .                    -                 0.0
Unallocated. . . . . . . . . . . .              1,252                 N/A
                                               $3,737               100.0%
December 31, 1993
Commercial, financial and agricultural . . . . $2,099                28.2%
Real estate - construction . . .                    -                 1.2
Real estate - mortgage . . . . . .                246                35.5
Installment. . . . . . . . . . . .                645                35.1
Leases . . . . . . . . . . . . .                    -                 0.0
Unallocated. . . . . . . . . . . .                554                 N/A
                                               $3,544               100.0%
December 31, 1992
Commercial, financial and agricultural . . . . $2,532                28.1%
Real estate - construction . . .                    -                 1.1
Real estate - mortgage . . . . . .                143                31.2
Installment. . . . . . . . . . . .                926                39.6
Leases . . . . . . . . . . . . .                    -                 0.0
Unallocated. . . . . . . . . . . .                 80                 N/A
                                               $3,681               100.0%
December 31, 1991
Commercial, financial and agricultural . . . . $1,492                30.3%
Real estate - construction . . .                    -                 1.0
Real estate - mortgage . . . . . .                202                28.4
Installment. . . . . . . . . . . .                464                40.3
Leases . . . . . . . . . . . . .                    -                 0.0
Unallocated. . . . . . . . . . . .                305                 N/A
                                               $2,463               100.0%
December 31, 1990
Commercial, financial and agricultural . . . .$   965                26.4%
Real estate - construction . . .                    -                 1.1
Real estate - mortgage . . . . . .                 91                26.5
Installment. . . . . . . . . . . .                685                46.0
Leases . . . . . . . . . . . . .                    -                 0.0
Unallocated. . . . . . . . . . . .                109                 N/A
                                               $1,850               100.0%


ITEM 2. PROPERTIES
The Company and its non-banking subsidiaries conduct business from the Company's administrative headquarters in Wheeling, West Virginia and the Banks conduct business from their various office locations. The net book value of the Company's office facilities, furniture and equipment, including leasehold improvements and property held for future expansion (less accumulated depreciation and amortization) at December 31, 1994 was $8.7 million. The Company does not believe that the termination of any of its leases would have a material effect on its operations.

Listed below are the locations of the Company's executive offices and the Bank's branch offices that were operating as of December 31, 1994, as well as proposed branch office locations. All buildings are owned by the Company unless otherwise indicated. Except as noted, the Company believes its property is suitable and adequate for its current and proposed needs.

                                                             Approximate
Office                                       Year Opened       Sq. Feet
American Bancorporation
 Hawley Building, Wheeling, West Virginia
 Executive and non-bank subsidiary offices       1987          4,000 (1)
Columbus National Bank, Ohio
 Cambridge                                       1974          5,840
 Cambridge - Drive-in                            1989         14,000
 Gahanna                                         1990          3,200 (1)
 Reynoldsburg                                    1990          6,000
 Flushing                                        1953          4,000
 St. Clairsville                                 1991          8,000 (2)
 St. Clairsville - Ohio Valley Mall              1994          3,088 (2)
  Shadyside                                      1980          4,200
  Freeport                                       1988          1,500
  Barnesville                                    1994          2,000
  Columbus                                       1993          1,350 (1)
  Columbus (Administrative offices)              1994          1,069
  Steubenville                                   1994          1,400 (2)
Wheeling National Bank, West Virginia
 Wheeling                                        1969         29,515
 Wheeling - Drive-in                             1991         18,583
 New Martinsville                                1978          2,800
 Pine Grove                                      1983          1,125
 Wheeling Island                                 1984          1,280
 Elm Grove                                       1986          2,420 (1)
 Weirton                                         1986         15,214
 Weirton - Drive-in                              1989          4,800
 Weirton Heights                                 1990          1,500 (1)
American Mortgages, Inc.
 Elm Grove                                       1994            4,700 (1)

(1) Leased
(2) Ground leased

ITEM 3. LEGAL PROCEEDINGS
The Registrant and its affiliates are not involved in any material pending legal proceedings outside the normal conduct of business (including proceedings arising from environmental quality statutes) to which the Registrant is a party, or of which its property is the subject, nor are any proceedings known to be contemplated, except as follows.

On March 7, 1995, the U.S. District Court for the Northern District of West Virginia entered an Order granting Defendants' Motion for Summary Judgment against American Bancorporation Retirement Plan, resolving a dispute concerning the proper earnings formula used to determine the retirement benefits due a former employee of the Registrant and its affiliated subsidiaries. The Registrant has appealed this Order. The Registrant is unable to conclude whether it will prevail on appeal. Accordingly, pending resolution of the appeal, the Registrant has recalculated the benefits for vested Plan participants and determined that an additional $500,000 should be reserved for the Plan's probable additional liability under the grant of Summary Judgment. This amount has been charged to earnings in 1994. See Note Q of Notes to Consolidated Financial Statements in the Company's 1994 Annual Report.


                               PART IV

ITEM 14 .      EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                        AND REPORTS ON FORM 8-K

A. The following documents are filed as part of this report:

1.  Financial Statements
                                                            Page reference
                                                             Annual report
                                                            to stockholders
Independent Auditors' Report
 For the years ended December 31, 1994, 1993 and 1992                 27
Consolidated financial statements
 Consolidated balance sheet at December 31, 1994 and 1993              3
 Consolidated statement of operations for the years ended
   December 31, 1994, 1993 and 1992                                    4
 Consolidated statement of stockholders' equity for the years
   ended December 31, 1994, 1993 and 1992                              5
 Consolidated statement of cash flows for the years ended
   December 31, 1994, 1993 and 1992                                    6
 Notes to consolidated financial statements including condensed
   financial information of Registrant                            7 - 26

2.  Financial Statement Schedules

All schedules have been omitted since the required information is not present in amount sufficient to equire submission or because the information required is included in the financial statements, including the notes thereto.


3.  Exhibits                                                   Page No. in
                                                                Form 10-K
Number
 3.1    Fifth Amended Articles of Incorporation (a)
 3.3    Amended Code of Regulations (a)
 3.5    1987 Amendment to Fifth Amended Articles of Incorporation (b)
 3.6    1987 Amendment to Amended Code of Regulations (b)
 3.7    1988 Amendment to Amended Code of Regulations (c)
 3.8    1990 Amendment to Amended Code of Regulations (e)
 4.2    Specimen Common Share Certificate as of December 15, 1988 (d)
10.6    Agreement to Merge between Columbus National and
           Citizens National Bank, Flushing-St. Clairsville (f)
10.8    American Bancorporation Senior Management Incentive
           Compensation Plan (g)
10.9    Savings Assumption and Purchase Agreement -
           Buckeye Savings Bank Branches (h)
13.1    1994 Annual Report to Security Holders                     15-60
22.1    Subsidiaries:
           The following is a list of all subsidiaries of American Bancorporation, the jurisdiction of incorporation or organization, and the percentage of shares owned by American Bancorporation for each such subsidiary.
                                            Jurisdiction        Percentage
                    Name
                    Columbus National Bank. . . .     U.S.      100%
                    Wheeling National Bank. . .       U.S.      100%
                    American Bancservices, Inc. .     Ohio      100%
                    American Mortgages, Inc . . .     Ohio      100%
                    American Bancleasing, Inc . .     Ohio      100%
                    American Bancdata Corporation . . Ohio      100%

The following footnote references are to documents incorporated by reference herein:

(a)        Form 10-K (12/31/82) - Index on page 12
(b)        Form S-4 (effective 9/3/87) - Exhibit Nos. 3.5 and 3.6
(c)        Form 10-K (12/31/88) - Exhibit No. 3.7
(d)        Form 10-K (12/31/88) - Exhibit No. 4.2
(e)        Form 10-K (12/31/89) - Exhibit No. 3.8
(f)        Form 10-K (12/31/91) - Exhibit No. 10.6
(g)        Form 10-K (12/31/93) - Exhibit No. 10.8
(h)        Form 10-Q (6/30/94) - Exhibit No. 10.9


B.  Reports on Form 8-K:

   Date                       Item Number         Description
   March 7, 1995    Item 5.                   Other Events - Pension Matter




                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on April 17, 1995.

                                          AMERICAN BANCORPORATION


                                          /s/ Jeremy C. McCamic
                                          Jeremy C. McCamic
                                          Chairman and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of April 17, 1995.



/s/ Jack O. Cartner                      /s/ Jeremy C. McCamic
Jack O. Cartner                          Jeremy C. McCamic
Director                                 Director, Chairman and
                                         Chief Executive Officer

/s/ Paul W. Donahie                      /s/ Robert C. Mead
Paul W. Donahie                          Robert C. Mead
Director and President                   Director and
                                         Chief Operating Officer


                                         /s/ John E. Wait
John J. Malik, Jr.                       John E. Wait
Director                                 Director


/s/ Jolyon W. McCamic                    /s/ Brent E. Richmond
Jolyon W. McCamic                        Brent E. Richmond
Director and Vice Chairman               Secretary, Treasurer,
                                         Executive Vice President and
                                         Chief Financial Officer



                           EXHIBIT INDEX

Number   Description                                              SEC Page #
 3.1     Fifth Amended Articles of Incorporation                     (a)
 3.3     Amended Code of Regulations                                 (a)
 3.5     1987 Amendment to Fifth Amended Articles of Incorporation   (b)
 3.6     1987 Amendment to Amended Code of Regulations               (b)
 3.7     1988 Amendment to Amended Code of Regulations               (c)
 3.8     1990 Amendment to Amended Code of Regulations               (e)
 4.2     Specimen Common Share Certificate as of December 15, 1988   (d)
10.6     Agreement to Merge between Columbus National and
           Citizens National Bank, Flushing-St. Clairsville          (f)
10.8     American Bancorporation Senior Management Incentive
           Compensation Plan                                         (g)
10.9     Savings Assumption and Purchase Agreement -
           Buckeye Savings Bank Branches                             (h)
13.1     1994 Annual Report to Security Holders                  (15-60)
22.1     Subsidiaries:
           The following is a list of all subsidiaries of American Bancorporation, the jurisdiction of incorporation or organization, and the percentage of shares owned by American Bancorporation for each such subsidiary.
                                            Jurisdiction        Percentage
                    Name
                    Columbus National Bank. . . .     U.S.      100%
                    Wheeling National Bank. . .       U.S.      100%
                    American Bancservices, Inc. .     Ohio      100%
                    American Mortgages, Inc . . .     Ohio      100%
                    American Bancleasing, Inc . .     Ohio      100%
                    American Bancdata Corporation . . . . .     Ohio      100%

The following footnote references are to documents incorporated by reference herein:

(a)        Form 10-K (12/31/82) - Index on page 12
(b)        Form S-4 (effective 9/3/87) - Exhibit Nos. 3.5 and 3.6
(c)        Form 10-K (12/31/88) - Exhibit No. 3.7
(d)        Form 10-K (12/31/88) - Exhibit No. 4.2
(e)        Form 10-K (12/31/89) - Exhibit No. 3.8
(f)        Form 10-K (12/31/91) - Exhibit No. 10.6
(g)        Form 10-K (12/31/93) - Exhibit No. 10.8
(h)        Form 10-Q (6/30/94) - Exhibit No. 10.9