Form 10-Q
period 1995-03-31
AMERICAN BANCORPORATION /WV/
filed 1995-05-11
CIK 4570

FORM 10-Q QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES AND EXCHANGE ACT OF 1934

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the period ended   March 31, 1995
Commission File Number: 0-5893

                       American Bancorporation
          (Exact name of registrant as specified in its charter)
          Ohio                                     31-0724349
   (State or other jurisdiction of               (I.R.S. Employer
   incorporation or organization)                Identification No.)

  1025 Main Street, Suite 800, Wheeling, WV             26003
  (Address of principal executive offices)            (Zip Code)

                             (304) 233-5006
             Registrant's telephone number, including area code)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                           Yes  X   No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     April 10, 1995: 1,564,837 shares of Common stock without par value

                                        Number of pages comprising
                                        this report. . . . . .  11


TABLE OF CONTENTS

Part I     FINANCIAL INFORMATION
Item  1    Financial Statements
            Condensed Consolidated Balance Sheet             3
            Condensed Consolidated Statement of Operations 4 Condensed Consolidated Statement of
               Cash Flows                                    5
            Condensed Consolidated Statement of
               Changes in Stockholders' Equity               6
            Notes to the Financial Statements                6
Item  2    Management's Discussion and Analysis of Financial
            Condition and Results of Operations              7


Part II    OTHER INFORMATION
Item  1    Legal Proceedings                                None
Item  2    Changes in Securities                            None
Item  3    Defaults Upon Senior Securities                  None
Item  4    Submission of Matters to a
             Vote of Security Holders                       None
Item  5    Other Information                                None
Item  6    Exhibits and Reports on Form 8-K                 None

SIGNATURES                                                   11






                                  American Bancorporation and Subsidiaries

CONSOLIDATED BALANCE SHEET
                                            March 31,            December 31,
                                        1995         1994            1994
ASSETS
Cash and due from banks. . . . . . $ 11,129,137  $  9,640,028  $   10,704,396
Federal funds sold . . . . . . . .    3,971,000    18,229,000       3,924,000
Securities available for sale. . . .  4,693,430     2,495,600       3,484,431
Investment securities. . . . . . . . 75,115,516    91,454,537      78,189,252

Loans, net of unearned income. . . .239,144,153   146,824,329     228,865,744
  Less allowance for loan losses .    3,785,678     3,414,083       3,736,994
                                    235,358,475   143,410,246     225,128,750
Premises and equipment - net . . .    8,649,528     7,904,352       8,672,714
Accrued interest receivable. . . .    1,822,568     1,512,552       2,018,778
Excess of cost over net assets
    purchased . . .                   2,006,649     1,247,486       2,065,475
Other assets . . . . . . . . . . .    5,879,201     3,004,797       3,927,839
     TOTAL ASSETS. . . . . . . . . $348,625,504  $278,898,598    $338,115,635
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
 Deposits
   Non-interest bearing. . . . . . $ 31,847,265  $ 29,022,652    $ 31,208,913
   Interest bearing. . . . . . . . .262,717,795   221,418,734     261,131,744
       TOTAL DEPOSITS. . . . . . . .294,565,060   250,441,386     292,340,657
 Short-term borrowings . . . . . . . 20,129,973       977,746      13,398,181
 Accrued interest payable. . . . .    1,227,563       818,097       1,011,323
 Other liabilities . . . . . . . .    5,133,012     1,811,324       3,172,455
 Long term debt. . . . . . . . . .    1,000,000             -       2,000,000
    TOTAL LIABILITIES. . . . . . . .322,055,608   254,048,553     311,922,616
STOCKHOLDERS' EQUITY
  Preferred stock. . . . . . .                -             -               -
  Common stock without par value, stated value $5,
   authorized 6,500,000 shares, issued and
   outstanding 1,564,837 at March 31, 1995
   and December 31, 1994, and 1,506,612
   at March 31, 1994   . . . . . .    7,824,185     7,533,060       7,824,185
  Additional paid-in capital . . . . 10,301,982     9,753,871      10,301,982
  Retained earnings. . . . . . . .    8,242,229     7,095,114       7,806,852
  Unrealized gain on securities
     available for sale . . .           201,500       468,000        260,0000
    TOTAL STOCKHOLDERS' EQUITY . . . 26,569,896    24,850,045      26,193,019
    TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY       $348,625,504  $278,898,598    $338,115,635


                                  American Bancorporation and Subsidiaries

CONSOLIDATED STATEMENT OF OPERATIONS

                                 Three Months ended March 31,
                                      1995           1994
INTEREST INCOME
 Loans . . . . . . . . . . . . .  $ 5,245,583   $ 3,397,649
 Investment securities
  Taxable interest income. . . .    1,059,916     1,205,843
  Non-taxable interest income.         37,277        44,727
                                    1,097,193     1,250,570
 Other short-term investments.         82,480        83,966
   Total interest income . . . .    6,425,256     4,732,185

INTEREST EXPENSE
 Deposits. . . . . . . . . . . .    2,278,894     1,710,588
 Borrowed funds. . . . . . . .        341,525         7,594
   Total interest expense. . .      2,620,419     1,718,182
     NET INTEREST INCOME . . . .    3,804,837     3,014,003
PROVISION FOR LOAN LOSSES. . .         45,000        80,000
 Net interest income after
    provision for loan losses. .    3,759,837     2,934,003
OTHER INCOME
 Service charges on deposit accounts .150,611       158,405
 Securities gains. . . . .                  -         2,634
 Insurance commissions . . . .         30,780        30,909
 Other income. . . . . . . . .        199,531        63,817
   Total other income. . . . .        380,922       255,765
OTHER EXPENSE
 Salaries and employee benefits.    1,396,765     1,102,283
 Occupancy and equipment expense . . .533,279       460,518
 Other expenses. . . . . . . .      1,152,254       971,944
   Total other expense . . . .      3,082,298     2,534,745
 Income before income taxes. .      1,058,461       655,023
PROVISION FOR INCOME TAXES . .        388,358       242,700
NET INCOME . . . . . . . . . .    $   670,103   $   412,323


  Average Shares Outstanding . .    1,564,837     1,506,612

    NET INCOME PER SHARE . . .       $   0.43      $   0.27


                                  American Bancorporation and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS

Three months ended March 31,
1995                   1994
  Operating Activities:
     Net Income. . . . . . . . . . .     $     670,103      $      412,323
     Charges to operations not using
      cash in the current period . .           624,546             154,160
          Net cash provided by operating
             activities                      1,294,649             566,483
  Investing Activities:
     Proceeds from maturities of
         investment securities . . . . .     2,002,500           8,215,000
     Proceeds from repayment of
         investment securities. . . . . .    1,076,608           5,604,080
     Proceeds from sales of securities
         available for sale.                         -           3,017,375
     Proceeds from redemption of investment
         securities available for sale . . . . .55,200                   -
     Purchase of securities available
         for sale . .                       (1,322,700)                  -
     Purchase of investment securities . . .         -         (16,263,683)
     Net change in loans . . . . . . . .   (10,274,725)          3,488,823
     Purchase of premises and equipment       (120,381)           (174,724)
         Net cash provided by (applied to)
            investing activities . . . .    (8,583,498)          3,886,871
   Financing Activities:
     Net increase in non-interest bearing
        demand deposits. . . . . . . .         638,352           3,102,042
     Net increase (decrease) in interest
         bearing demand and
         savings deposits .                 (6,822,693)            257,322
     Net increase (decrease) in
         certificates of deposit. . . . .     8,408,744           (957,689)
     Net increase (decrease) in short-
         term borrowings. . . . . .           6,731,792           (631,001)
     Principal repayment of long-term debt . (1,000,000)                 -
     Cash dividends paid . . . . . . .         (195,605)          (188,326)
          Net cash provided by
            financing activities. . . . . . . 7,760,590          1,582,348
    Net Increase in Cash and
         Cash Equivalents. . .                  471,741          6,035,702

  Cash and Cash Equivalents
         Beginning Balance. . .              14,628,396         21,833,326
  Cash and Cash Equivalents
         Ending Balance . . . . .           $15,100,137        $27,869,028




                                   American Bancorporation and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Three months ended March 31, 1995 and 1994

                                            1995                  1994
 Balance at January 1, . . . . . . . . . .  $26,193,019   $24,158,048
  Net Income . . . . . . . . . . . . . .        670,103       412,323
  Dividends declared ($0.15 per share 1995,
          $0.125 per share 1994) . . . .       (234,726)     (188,326)
  Unrealized gain/(loss) on securities
     available for sale                         (58,500)      468,000
 Balance at March 31,. . . . . . . . . . . .$26,569,896   $24,850,045




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  The unaudited interim condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to a fair presentation of the financial position and results of operations. All adjustments are of a normal recurring nature. The notes to the financial statements contained in the 1994 Annual Report to Stockholders should be read in conjunction with these statements.


MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL POSITION AND RESULTS OF OPERATIONS


SUMMARY

  American Bancorporation (the "Company") recognized net income of $670,000 ($0.43 per share) for the three months ended March 31, 1995, compared to net income of $412,000 ($0.27 per share) for the three months ended March 31, 1994. The Company's assets totalled $348,626,000 at March 31, 1995, compared to $278,899,000 at March 31, 1994.

  The following is a discussion of significant factors influencing operating performance and change in financial position during the interim periods presented. The discussion should be read in connection with the 1994 Annual Report and the financial statements appearing elsewhere herein.

RESULTS OF OPERATIONS
  QUARTER COMPARISON

  Net Income. Net income for the three months ended March 31, 1995 amounted to $670,000, compared to net income of $412,000 for the three months ended March 31, 1994. The increase was the result of increases in net interest income and other income which were partially offset by an increase in other expenses.

  Net Interest Income. Net interest income before provision for loan losses for the three months ended March 31, 1995 amounted to $3,805,000, an increase of $791,000 or 26.2% as compared to the three months ended March 31, 1994. The increase resulted primarily from a $68,939,000 or 27.2% increase in average interest earnings assets.

  Interest Income. Total interest income for the three months ended March 31, 1995 amounted to $6,425,000, an increase of $1,693,000 or 35.8% as compared to the same period in 1994. The increase resulted primarily from a $68,939,000 or 27.2% increase in the average volume of earning assets and a 51 basis point increase in the average yield on earning assets. Average loans outstanding increased $89,004,000 or 60.0%. Average real estate loans increased
$71,007,000 or 132.4%, average commercial loans increased $13,396,000 or 30.4% and average installment loans increased $4,601,000 or 9.1%. The average yield on loans decreased from 9.16% in 1994 to 8.84% in 1995. Average investment securities and other short-term investments outstanding decreased $20,065,000 or 19.1% while the average yield increased from 5.09% in 1994 to 5.57% in 1995.

  Interest Expense. Total interest expense for the three months ended March 31, 1995 amounted to $2,620,000, an increase of $902,000 or 52.5%, as compared to the three months ended March 31, 1994. The increase resulted primarily from a $63,817,000 or 28.9% increase in the average volume of interest bearing liabilities and a 57 basis point increase in interest rates paid on such liabilities. Average NOW, money market and savings accounts increased $10,928,000. Average time deposits increased $30,075,000. Average noninterest bearing accounts increased $2,873,000 and represented 10.5% of average total deposits in 1995. Average borrowings increased $22,814,000.

  Provision for Loan Losses. The loan loss provision was $45,000 for the three months ended March 31, 1995, compared to $80,000 for the same period in 1994.

  Other Income. Other income amounted to $381,000 for the three months ended March 31, 1995, compared to $256,000 for the same period in 1994.

  Other Expense. Total other expense for the three months ended March 31, 1995 amounted to $3,082,000, an increase of $548,000 or 21.6% as compared to the same period in 1994. Salaries and employee benefits increased $295,000 or 26.7%. Occupancy and equipment expense increased $73,000 or 15.8%. Other (miscellaneous) expenses increased $180,000 or 18.6%.

  Provision for Income Taxes.   The provision for income taxes for the three
months ended March 31, 1995 was $388,000, compared to $243,000 for the same period in 1994. The increase was due to the increase in the Company's pre-tax income.


ASSET QUALITY

  Nonperforming loans totalled $1,900,000 or 0.8% of total loans at March 31, 1995, compared to $2,590,000 or 1.1% at December 31, 1994. Nonperforming loans at March 31, 1995 consisted of nonaccrual loans totalling $932,000, 90 day delinquent loans of $414,000, and restructured loans aggregating $554,000. Other real estate held totalled $605,000 at March 31, 1995, compared to $682,000 at December 31, 1994.

CAPITAL RESOURCES

  Stockholders' equity totalled $26,570,000 at March 31, 1995. The Company's risk-based capital ratio was 12.6%, of which 11.4% constituted common stockholder equity, while risk-based capital ratios for the Company's two bank subsidiaries, Wheeling National Bank and Columbus National Bank, were 14.1% and 10.3%, respectively, with common stockholders' equity of 12.8% and 9.0%, respectively. At March 31, 1995 the Company's leverage capital ratio was 6.9%, while the leverage ratios for Wheeling National Bank and Columbus National Bank were 8.1% and 5.2%, respectively.



                                      Three months ended March 31,
                                       1995                  1994
                                 Average    Yield/   Average     Yield/
                                  Balance    Rate     Balance     Rate
INTEREST EARNING ASSETS            (000's)             (000's)
 Loans
  Commercial . . . . . . .       $ 57,421    10.12%   $ 44,025    8.30%
  Real estate. . . . . . .        124,643     7.68      53,636    8.63
  Installment-net. . . . .         55,389     9.43      50,788    9.64
   Total loans   . . . . .        237,453     8.84     148,449    9.16
 Investment securities
  Taxable. . . . . . . . .         78,739     5.38      92,991    5.19
  Tax-exempt . . . . . .            2,046     7.29       2,452    7.30
   Total investment securities     80,785     5.55      95,443    5.24
 Other short-term investments.      3,988     5.91       9,395    3.57
    Total interest earning
        assets                   $322,226     7.98    $253,287    7.47
INTEREST BEARING LIABILITIES
  Deposits
   NOW, Savings and MMDA . .     $137,365     2.71    $126,437    2.57%
   Time. . . . . . . . . .        123,773     4.36      93,698    3.84
    Total deposits . . . .        261,138     3.49     220,135    3.11
  Short-term borrowings. .         22,336     5.53         855    3.55
  Long-term debt . . . .            1,333     9.86           -    0.00
    Total interest
        bearing liabilities.     $284,807     3.68    $220,990    3.11

MARGIN ANALYSIS
 (as a % of earning assets)
 Interest income . . . .                      7.98%               7.47%
 Interest expense. . . .                      3.26                2.71
 Net interest income . .                      4.72%               4.76%

Averages stated are month end average balances. Installment loans are stated net of unearned income.
Average loans include nonaccrual loans. Yields do not reflect tax equivalent adjustments.

Item  6.  Exhibits and Reports on Form 8-K

    B. Reports on Form 8-K:

    Date           Item           Description
    None



SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         AMERICAN BANCORPORATION
                                (Registrant)

Date May 11, 1995               /s/ Jeremy C. McCamic
                                Jeremy C. McCamic
                                Chairman and
                                Chief Executive Officer


Date May 11, 1995               /s/ Brent E. Richmond
                                Brent E. Richmond
                                Chief Financial and
                                Accounting Officer