Form 10-Q
period 1995-06-30
AMERICAN BANCORPORATION /WV/
filed 1995-08-09
CIK 4570

FORM 10-Q QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the period ended June 30, 1995
Commission File Number: 0-5893
American Bancorporation
(Exact name of registrant as specified in its charter)
Ohio                                        31-0724349
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)           Identification No.)

1025 Main Street, Suite 800, Wheeling, WV       26003
(Address of principal executive offices)      (Zip Code)

(304) 233-5006
(Registrant's telephone number, including area code)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                       Yes  X   No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

July 10, 1995: 1,564,837 shares of Common stock without par value

Number of pages comprising
this report  12


TABLE OF CONTENTS

Part I     FINANCIAL INFORMATION
Item  1    Financial Statements
             Condensed Consolidated Balance Sheet                3
             Condensed Consolidated Statement of Operations 4 Condensed Consolidated Statement of
                  Cash Flows                                     5
             Condensed Consolidated Statement of
                  Changes in Stockholders' Equity                6
           Notes to the Financial Statements                     6
Item  2    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                 7


Part II    OTHER INFORMATION
Item  1      Legal Proceedings                                None
Item  2      Changes in Securities                            None
Item  3      Defaults Upon Senior Securities                  None
Item  4      Submission of Matters to a
                  Vote of Security Holders                      11
Item  5      Other Information                                None
Item  6      Exhibits and Reports on Form 8-K                 None

SIGNATURES                                                      12


American Bancorporation and Subsidiaries
CONSOLIDATED BALANCE SHEET
                                             June 30,          December 31,
                                        1995          1994         1994
ASSETS
Cash and due from banks            $ 10,891,882  $  9,701,590  $ 10,704,396
Interest-earning deposits
  and Federal funds sold              4,445,860    18,363,000     3,924,000
Securities available for sale         4,479,931     2,463,875     3,484,431
Investment securities                72,915,899    80,814,978    78,189,252

Loans, net of unearned income       242,611,223   152,549,717   228,865,744
  Less allowance for loan losses      3,828,670     3,384,901     3,736,994
                                    238,782,553   149,164,816   225,128,750
Premises and equipment - net          8,669,129     7,875,050     8,672,714
Accrued interest receivable           2,025,456     1,538,892     2,018,778
Excess of cost over net
  assets purchased                    1,947,822     1,217,286     2,065,475
Other assets                          5,304,441     3,072,162     3,927,839
     TOTAL ASSETS                  $349,462,973  $274,211,649  $338,115,635
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
 Deposits
   Non-interest bearing            $ 31,937,884  $ 27,822,146  $ 31,208,913
   Interest bearing                 262,517,484   217,434,205   261,131,744
       TOTAL DEPOSITS               294,455,368   245,256,351   292,340,657
 Short-term borrowings               22,226,356     1,415,704    13,398,181
 Accrued interest payable             1,254,111       832,716     1,011,323
 Other liabilities                    3,430,453     1,700,475     3,172,455
 Long-term debt                       1,000,000             -     2,000,000
    TOTAL LIABILITIES               322,366,288   249,205,246   311,922,616
STOCKHOLDERS' EQUITY
  Preferred stock                             -             -             -
  Common stock without par value, stated value $5,
   authorized 6,500,000 shares, issued and
   outstanding 1,564,837 at June 30, 1995
   and December 31, 1994, and 1,506,612
   at June 30, 1994                   7,824,185     7,533,060     7,824,185
  Additional paid-in capital         10,301,982     9,753,871    10,301,982
  Retained earnings                   8,769,018     7,407,472     7,806,852
  Unrealized gain on securities
    available for sale                  201,500       312,000       260,000
    TOTAL STOCKHOLDERS' EQUITY       27,096,685    25,006,403    26,193,019
    TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY       $349,462,973  $274,211,649  $338,115,635



American Bancorporation and Subsidiaries
CONSOLIDATED STATEMENT OF OPERATIONS

                          Quarter ended June 30,    Six Months ended June 30,
                             1995         1994          1995           1994
INTEREST INCOME
 Loans                   $ 5,516,957  $ 3,423,137   $ 10,762,540   $ 6,820,786
 Investment securities
  Taxable interest income  1,032,235    1,150,950      2,092,151     2,356,793
  Non-taxable
    interest income           36,446       40,945         73,723        85,672
                           1,068,681    1,191,895      2,165,874     2,442,465
 Other short-term
    investments               93,094      185,361        175,574       269,327
   Total interest income   6,678,732    4,800,393     13,103,988     9,532,578

INTEREST EXPENSE
 Deposits                  2,436,196    1,678,110      4,715,090     3,388,698
 Borrowed funds              364,969        7,054        706,494        14,648
   Total interest expense  2,801,165    1,685,164      5,421,584     3,403,346
     NET INTEREST INCOME   3,877,567    3,115,229      7,682,404     6,129,232
PROVISION FOR LOAN LOSSES     45,000       45,000         90,000       125,000
 Net interest income
  after provision for
    loan losses            3,832,567    3,070,229      7,592,404     6,004,232
OTHER INCOME
 Service charges on
   deposit accounts          181,825      164,868        332,436       323,273
 Securities gains (losses)      (106)           -           (106)        2,634
 Insurance commissions        32,509       23,810         63,289        54,719
 Other income                205,571       49,485        405,102       113,302
   Total other income        419,799      238,163        800,721       493,928
OTHER EXPENSE
 Salaries and
   employee benefits       1,307,106    1,071,800      2,703,871     2,174,083
 Occupancy and
   equipment expense         507,383      475,376      1,040,662       935,894
 Other expenses            1,237,797      959,977      2,390,051     1,931,921
 Total other expense       3,052,286    2,507,153      6,134,584     5,041,898
 Income before
   income taxes            1,200,080      801,239      2,258,541     1,456,262
PROVISION FOR
  INCOME TAXES               438,566      300,554        826,924       543,254
NET INCOME               $   761,514  $   500,685    $ 1,431,617   $   913,008


Average Shares
      Outstanding          1,564,837    1,506,612      1,564,837     1,506,612

NET INCOME PER SHARE     $      0.49  $      0.33    $      0.91   $      0.61




American Bancorporation and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS

                                             Six months ended June 30,
                                               1995             1994
  Operating Activities:
     Net Income                            $ 1,431,617     $   913,008
     Charges to operations not using
       (using) cash in the current period     (440,502)        213,060
          Net cash provided by
              operating activities             991,115       1,126,068
  Investing Activities:
     Proceeds from maturities
        of investment securities             8,134,750      16,355,000
     Proceeds from repayment
        of investment securities              2,593,433     12,110,806
     Proceeds from sales of
        securities available for sale                 -      3,017,375
     Proceeds from redemption of
        investment securities
          available for sale                    754,100              -
     Purchase of securities available
        for sale                             (1,808,100)             -
     Purchase of investment securities       (5,434,656)   (20,433,709)
     Net change in loans                    (13,743,803)    (2,310,747)
     Purchase of premises and equipment        (290,048)      (280,473)
         Net cash provided by (applied to)
            investing activities             (9,794,324)     8,458,252
   Financing Activities:
     Net increase in non-interest bearing
        demand deposits                         728,971      1,901,536
     Net increase (decrease) in
        interest bearing demand and
          savings deposits                  (12,068,374)    (1,551,459)
     Net increase (decrease) in
        certificates of deposit              13,454,114     (3,133,437)
     Net increase (decrease) in
        short-term borrowings                 8,828,175       (193,043)
     Principal repayment of long-term debt   (1,000,000)             -
     Cash dividends paid                       (430,331)      (376,653)
          Net cash provided by (applied to)
            financing activities              9,512,555     (3,353,056)
    Net Increase in Cash and
        Cash Equivalents                        709,346      6,231,264

  Cash and Cash Equivalents
        Beginning Balance                    14,628,396     21,833,326
  Cash and Cash Equivalents
        Ending Balance                      $15,337,742    $28,064,590




American Bancorporation and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Six months ended June 30, 1995 and 1994

                                                 1995              1994
 Balance at January 1,                       $26,193,019       $24,158,048
  Net Income                                   1,431,617           913,008
  Dividends declared ($0.30 per share 1995,
          $0.25 per share 1994)                 (469,451)         (376,653)
  Unrealized gain/(loss) on securities
        available for sale                       (58,500)          312,000
 Balance at June 30,                         $27,096,685       $25,006,403




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

NOTE A - NEW FINANCIAL ACCOUNTING STANDARD ISSUED

  In May, 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights". SFAS No. 122 amends SFAS No. 65 "Accounting for Certain Mortgage Banking Activities" by requiring that a mortgage banking enterprise that acquires mortgage servicing rights through either the purchase or origination of mortgage loans recognize those rights as separate assets by allocating the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. In addition, SFAS No. 122 requires that a mortgage banking enterprise assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. The standard will be applied prospectively in 1996. Management does not believe that adoption will have a material effect on the Company's financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL POSITION AND RESULTS OF OPERATIONS


SUMMARY

  American Bancorporation (the "Company") recognized net income of $1,432,000 ($0.91 per share) for the six months ended June 30, 1995, compared to net income of $913,000 ($0.61 per share) for the six months ended June 30, 1994. The Company's assets totalled $349,463,000 at June 30, 1995, compared to $274,212,000 at June 30, 1994.

  The following is a discussion of significant factors influencing operating performance and change in financial position during the interim periods presented. The discussion should be read in connection with the 1994 Annual Report and the financial statements appearing elsewhere herein.

RESULTS OF OPERATIONS
SIX MONTH COMPARISON

  Net Income. Net income for the six months ended June 30, 1995 amounted to $1,432,000, compared to $913,000 for the six months ended June 30 1994. The increase was the result of increases in net interest income and other income which were partially offset by an increase in other expenses.

  Net Interest Income. Net interest income before provision for loan losses for the six months ended June 30, 1995 amounted to $7,682,000, an increase of $1,553,000 or 25.3%, as compared to the six months ended June 30, 1994. The increase resulted primarily from a $68,799,000 or 27.1% increase in average interest earning assets.

  Interest Income. Total interest income for the six months ended June 30, 1995 amounted to $13,104,000 an increase of $3,571,000 or 37.5%, as compared to the same period in 1994. The increase resulted primarily from a $68,799,000 increase in the average volume of earning assets and a 61 basis
point increase in the average yield on earning assets.   Average loans
outstanding increased $89,914,000 or 60.1%. Average real estate loans increased $71,240,000 or 130.5% and average commercial loans increased $13,185,000 or 29.3% and average consumer installment loans increased $5,489,000 or 11.0%. The average yield on loans decreased from 9.12% in 1994 to 8.99% in 1995. Average investment securities and other short-term investments outstanding decreased $21,115,000 or 20.2% while the average yield increased from 5.18% in 1994 to 5.60% in 1995.

  Interest Expense. Total interest expense for the six months ended June 30, 1995 amounted to $5,422,000, an increase of $2,018,000 or 59.3% as compared
to the six months ended June 30, 1994.   The increase resulted primarily from
a $63,987,000 or 29.0% increase in the average volume of interest bearing liabilities and a 73 basis point increase in interest rates paid on such
liabilities.   Average NOW, money market and savings accounts increased
$7,321,000. Average time deposits increased $34,343,000. Average noninterest bearing accounts increased $3,473,000 and represented 10.8% of average total deposits in 1995. Average borrowings increased $22,323,000.

  Provision for Loan Losses. The loan loss provision was $90,000 for the six months ended June 30, 1995, compared to $125,000 for the same period in 1994.

  Other Income. Other income amounted to $801,000 for the six months ended June 30, 1995, an increase of $307,000 or 62.1%, as compared to the same period in 1994.

  Other Expense. Total other expense for the six months ended June 30, 1995 amounted to $6,135,000, an increase of $1,093,000 or 21.7%, as compared to the same period in 1994. Salaries and employee benefits increased $530,000 or 24.4%. Occupancy and equipment expense increased $105,000 or 11.2 %. Other (miscellaneous) expenses increased $458,000 or 23.7%.

  Provision for Income Taxes. The provision for income taxes for the six months ended June 30, 1995 was $827,000 , an increase of $284,000 or 52.2% as compared to the same period in 1994. The increase was due to the increase in the Company's pre-tax income.



RESULTS OF OPERATIONS
  QUARTER COMPARISON

  Net Income. Net income for the quarter ended June 30, 1995 amounted to $762,000, compared to net income of $501,000 for the quarter ended June 30, 1994. The increase was the result of increases in net interest income and other income which were partially offset by an increase in other expenses.

  Net Interest Income. Net interest income before provision for loan losses for the quarter ended June 30, 1995 amounted to $3,878,000, an increase of $762,000 or 24.5% as compared to the quarter ended June 30, 1994. The increase resulted primarily from a $68,660,000 or 26.9% increase in average interest earning assets.

  Interest Income. Total interest income for the quarter ended June 30, 1995 amounted to $6,679,000 an increase of $1,878,000 or 39.1% as compared to the same period in 1994. The increase resulted primarily from a $68,660,000 or 26.9% increase in the average volume of earning assets and a 73 basis point increase in the average yield on earning assets. Average loans outstanding increased $90,826,000 or 60.2%. Average real estate loans increased $71,472,000 or 128.6%, average commercial loans increased $12,976,000 or 28.3% and average installment loans increased $6,378,000 or 12.9%. The average yield on loans increased from 9.08% in 1994 to 9.13% in 1995. Average investment securities and other short-term investments outstanding decreased $22,166,000 or 21.2% while the average yield increased from 5.27% in 1994 to 5.64% in 1995.

  Interest Expense. Total interest expense for the quarter ended June 30, 1995 amounted to $2,801,000, an increase of $1,116,000 or 66.2%, as compared to the three months ended June 30, 1994. The increase resulted primarily from a $64,156,000 or 29.1% increase in the average volume of interest bearing liabilities and an 88 basis point increase in interest rates paid on such liabilities.

  Provision for Loan Losses. The loan loss provision was $45,000 for the quarters ended June 30, 1995 and June 30, 1994.

  Other Income. Other income amounted to $420,000 for the quarter ended June 30, 1995, compared to $238,000 for the same period in 1994.

  Other Expense. Total other expense for the quarter ended June 30, 1995 amounted to $3,052,000, an increase of $545,000 or 21.7% as compared to the same period in 1994. Salaries and employee benefits increased $235,000 or 22.0%. Occupancy and equipment expense increased $32,000 or 6.7%. Other (miscellaneous) expenses increased $278,000 or 28.9%.

  Provision for Income Taxes.   The provision for income taxes for the quarter
ended June 30, 1995 was $439,000, compared to $301,000 for the same period in 1994. The increase was due to the increase in the Company's pre-tax income.


ASSET QUALITY

  Nonperforming loans totalled $1,711,000 or 0.7% of total loans at June 30, 1995, compared to $2,590,000 or 1.1% at December 31, 1994. Nonperforming loans at June 30, 1995 consisted of nonaccrual loans totalling $581,000, 90 day delinquent loans of $419,000, and restructured loans aggregating $711,000. Other real estate held totalled $600,000 at June 30, 1995, compared to $682,000 at December 31, 1994.

CAPITAL RESOURCES

  Stockholders' equity totalled $27,097,000 at June 30, 1995. The Company's risk-based capital ratio was 12.7%, of which 11.4% constituted common stockholder equity, while risk-based capital ratios for the Company's two bank subsidiaries, Wheeling National Bank and Columbus National Bank, were 14.3% and 10.4%, respectively, with common stockholders' equity of 13.0% and 9.2%, respectively. At June 30, 1995 the Company's leverage capital ratio was 7.0%, while the leverage ratios for Wheeling National Bank and Columbus National Bank were 8.2% and 5.5%, respectively.


                                    Three months ended June 30,                   Six months ended June 30,
                                       1995                1994                  1995              1994
                                 Average   Yield/     Average   Yield/     Average  Yield/   Average   Yield/
                                 Balance    Rate      Balance    Rate      Balance   Rate    Balance    Rate
INTEREST EARNING ASSETS          (000's)              (000's)              (000's)           (000's)
 Loans
  Commercial                       $ 58,880  9.95%   $ 45,904    8.08%    $ 58,150  10.04%   $ 44,965   8.19%
  Real estate                       127,032  8.50      55,560    8.64      125,838   8.10      54,598   8.63
  Installment-net                    55,694  8.87      49,316    9.53       55,541   9.15      50,052   9.58
   Total loans                      241,606  9.13     150,780    9.08      239,529   8.99     149,615   9.12
 Investment securities
 Taxable                             76,062  5.43      86,087    5.35       77,400   5.41      89,539   5.26
  Tax-exempt                          1,972  7.39       2,249    7.28        2,009   7.34       2,350   7.29
   Total investment securities       78,034  5.48      88,336    5.40        9,409   5.45      91,889   5.32
 Other short-term investments         4,293  8.67      16,157    4.59        4,141   8.48      12,776   4.22
    Total interest earning assets  $323,933  8.25    $255,273    7.52     $323,079   8.11    $254,280   7.50
INTEREST BEARING LIABILITIES
  Deposits
   NOW, Savings and MMDA           $131,124  2.65%   $127,408    2.54%    $134,244   2.68    $126,923   2.55%
   Time                             130,716  4.79      92,107    3.78      127,245   4.58      92,902   3.81
    Total deposits                  261,840  3.72     219,515    3.06      261,489   3.61     219,825   3.08
  Short-term borrowings              21,758  6.30         927    3.04       22,047   5.91         891   3.29
  Long-term debt                      1,000  8.90           -    0.00        1,167   9.45           -   0.00
    Total interest
        bearing liabilities        $284,598  3.94    $220,442    3.06     $284,703   3.81    $220,716   3.08

MARGIN ANALYSIS
 (as a % of earning assets)
 Interest income                             8.25%               7.52%               8.11%              7.50%
 Interest expense. . . . .                   3.46                2.64                3.36               2.68
 Net interest income . . . .                 4.79%               4.88%               4.75               4.82%

Averages stated are month end average balances. Installment loans are stated net of unearned income. Average loans include nonaccrual loans. Yields do not reflect tax equivalent adjustments.


Part II.   OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Securities Holders

  The Annual Meeting of Shareholders was held May 17, 1995. Proxies were solicited pursuant to Regulation 14 of the 1934 Act. Shares represented in person or by proxy totalled 730,247 or 46.67% of the shares then outstanding. Shareholders approved by affirmative vote the following proposals:

1. To fix the number of positions for director at 9, with 2 vacancies that may be filled by the Board of Directors:

     Vote For: 722,412      Against: 6,656       Abstain: 1,179

2. To elect Jack O. Cartner, Paul W. Donahie and John J. Malik, Jr. directors for a three year term and to elect Robert C. Mead director for a one year term:

                             Vote For  Vote Withheld   Abstain
         Jack O. Cartner      724,431     5,816           0
         Paul W. Donahie      724,431     5,816           0
         John J. Malik, Jr.   724,431     5,816           0
         Robert C. Mead       724,431     5,816           0

    Continuing in the position of director were the following:

                                       Term Expiring
         John E. Wait                        1996
         Jeremy C. McCamic                   1997
         Jolyon W. McCamic                   1997


Item  6.  Exhibits and Reports on Form 8-K

    B. Reports on Form 8-K:

    Date           Item           Description
    None




                                SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    AMERICAN BANCORPORATION
                                    (Registrant)

Date: August 9, 1995                 /s/ Jeremy C. McCamic
                                    Jeremy C. McCamic
                                    Chairman and
                                    Chief Executive Officer



Date: August 9, 1995                 /s/ Brent E. Richmond
                                     Brent E. Richmond
                                     Chief Financial and
                                     Accounting Officer