Form 10-Q
period 1995-09-30
AMERICAN BANCORPORATION /WV/
filed 1995-11-14
CIK 4570

FORM 10-Q QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the period ended: September 30, 1995

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

Yes  X   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

October 6, 1995: 1,564,837 shares of Common stock without par value

Number of pages comprising this report:  12


TABLE OF CONTENTS

Part I     FINANCIAL INFORMATION
Item  1    Financial Statements
              Condensed Consolidated Balance Sheet               3
              Condensed Consolidated Statement of Operations     4
              Condensed Consolidated Statement of Cash Flows     5
              Condensed Consolidated Statement of
                        Changes in Stockholders' Equity          6
            Notes to the Financial Statements                    6
Item  2     Management's Discussion and Analysis of Financial
               Condition and Results of Operations               7


Part II    OTHER INFORMATION
Item  1      Legal Proceedings                                None
Item  2      Changes in Securities                            None
Item  3      Defaults Upon Senior Securities                  None
Item  4      Submission of Matters to a
                Vote of Security Holders                      None
Item  5      Other Information                                None
Item  6      Exhibits and Reports on Form 8-K                 None

SIGNATURES                                                      12



American Bancorporation and Subsidiaries

CONSOLIDATED BALANCE SHEET
                                              September 30,     December 31,
                                            1995        1994       1994
ASSETS
Cash and due from banks               $ 10,869,474  $ 11,380,472  $ 10,704,396
Interest-earning deposits and
   Federal funds sold                    5,477,297    10,504,000     3,924,000
Securities available for sale            4,593,631     3,314,600     3,484,431
Investment securities                   67,529,717    81,121,986    78,189,252

Loans, net of unearned income          244,937,335   172,970,130   228,865,744
  Less allowance for loan losses         3,910,783     3,454,328     3,736,994
                                       241,026,552   169,515,802   225,128,750
Premises and equipment - net             8,882,023     7,830,010     8,672,714
Accrued interest receivable              1,871,774     1,695,476     2,018,778
Excess of cost over net
    assets purchased                     1,888,996     1,187,085     2,065,475
Other assets                             5,367,578     3,180,765     3,927,839
     TOTAL ASSETS                     $347,507,042  $289,730,196  $338,115,635
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
 Deposits
   Non-interest bearing               $ 31,569,143  $ 30,878,696  $ 31,208,913
   Interest bearing                    262,478,166   223,208,322   261,131,744
       TOTAL DEPOSITS                  294,047,309   254,087,018   292,340,657
 Short-term borrowings                  19,530,423     7,597,156    13,398,181
 Accrued interest payable                1,171,774       873,851     1,011,323
 Other liabilities                       4,145,930     1,750,640     3,172,455
 Long-term debt                          1,000,000             -     2,000,000
    TOTAL LIABILITIES                  319,895,436   264,308,665   311,922,616
 STOCKHOLDERS' EQUITY
  Preferred stock                                -             -             -
  Common stock without par value,
  stated value $5, authorized
  6,500,000 shares, issued and
  outstanding 1,564,837 at September 30,
  1995 and December 31, 1994, and
  1,506,612 at September 30, 1994        7,824,185     7,533,060     7,824,185
  Additional paid-in capital            10,301,982     9,753,871    10,301,982
  Retained earnings                      9,283,939     7,770,600     7,806,852
  Unrealized gain on securities
     available for sale                    201,500       364,000       260,000
    TOTAL STOCKHOLDERS' EQUITY          27,611,606    25,421,531    26,193,019
    TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY           $347,507,042  $289,730,196  $338,115,635


                                   American Bancorporation and Subsidiaries

CONSOLIDATED STATEMENT OF OPERATIONS

                                 Quarter Ended            Nine Months Ended
                                  September 30,              September 30,
                               1995          1994         1995          1994
INTEREST INCOME
 Loans                      $ 5,549,697  $ 3,856,264  $16,312,237  $10,677,050
 Investment securities
  Taxable interest income       990,246    1,102,355    3,082,397    3,459,148
  Non-taxable interest income    35,508       39,238      109,231      124,910
                              1,025,754    1,141,593    3,191,628    3,584,058
 Other short-term investments    84,367      128,033      259,941      397,360
   Total interest income      6,659,818    5,125,890   19,763,806   14,658,468

INTEREST EXPENSE
 Deposits                     2,505,715    1,715,334    7,220,805    5,104,032
 Borrowed funds                 349,020       62,449    1,055,514       77,097
   Total interest expense     2,854,735    1,777,783    8,276,319    5,181,129
     NET INTEREST INCOME      3,805,083    3,348,107   11,487,487    9,477,339
PROVISION FOR LOAN LOSSES        15,000       45,000      105,000      170,000
 Net interest income after
    provision for loan losses 3,790,083    3,303,107   11,382,487    9,307,339
OTHER INCOME
 Service charges on
   deposit accounts.            203,441      164,938      535,877      488,211
 Securities gains (losses)            -               -      (106)       2,634
 Insurance commissions           32,281       23,316       95,570       78,035
 Other income                   205,223       62,621      610,325      175,923
   Total other income           440,945      250,875    1,241,666      744,803
OTHER EXPENSE
 Salaries and employee
   benefits                   1,300,697    1,081,506    4,004,568    3,255,589
 Occupancy and equipment
   expense                      536,805      471,523    1,577,467    1,407,417
 Other expenses               1,087,225    1,105,159    3,477,276    3,037,080
   Total other expense        2,924,727    2,658,188    9,059,311    7,700,086
 Income before income taxes   1,306,301      895,794    3,564,842    2,352,056
PROVISION FOR INCOME TAXES      478,412      344,339    1,305,336      887,593
NET INCOME                  $   827,889  $   551,455  $ 2,259,506  $ 1,464,463


Average Shares Outstanding    1,564,837    1,506,612    1,564,837    1,506,612

    NET INCOME PER SHARE    $      0.53  $      0.37  $      1.44  $      0.97





                                   American Bancorporation and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS
                                        Nine months ended September 30,
                                               1995           1994
  Operating Activities:
     Net Income                             $ 2,259,506    $ 1,464,463
     Charges to operations not using
       cash in the current period               405,672        252,622
          Net cash provided by
              operating activities            2,665,178      1,717,085
  Investing Activities:
     Proceeds from maturities of
        investment securities                12,584,750     16,355,000
     Proceeds from repayment of
        investment securities                 4,558,734     13,735,900
     Proceeds from sales of securities
        available for sale                            -      3,017,375
     Proceeds from redemption of
        investment securities available
        for sale                                995,400              -
     Purchase of securities available
        for sale                             (2,163,100)             -
     Purchase of investment securities       (6,433,406)   (23,172,683)
     Net change in loans                    (16,002,802)   (22,706,733)
     Purchase of premises and equipment        (660,218)      (656,002)
     Proceeds from sale of premises
        and equipment                                 -        290,468
         Net cash applied to
            investing activities             (7,120,642)   (13,136,675)
   Financing Activities:
     Net increase in non-interest bearing
        demand deposits                         360,230      4,958,086
     Net decrease in interest bearing
         demand and savings deposits        (13,749,493)    (1,421,291)
     Net increase in
        certificates of deposit              15,095,915      2,510,512
     Net increase in short-term borrowings    6,132,242      5,988,409
     Principal repayment of long-term debt   (1,000,000)             -
     Cash dividends paid                       (665,055)      (564,980)
          Net cash provided by (applied to)
            financing activities              6,173,839     11,470,736
    Net Increase in Cash and
       Cash Equivalents                       1,718,375         51,146

  Cash and Cash Equivalents
     Beginning Balance                      $14,628,396    $21,833,326
  Cash and Cash Equivalents
     Ending Balance                         $16,346,771    $21,884,472



                                   American Bancorporation and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Nine months ended September 30, 1995 and 1994

                                                  1995         1994
 Balance at January 1,                         $26,193,019  $24,158,048
  Net Income                                     2,259,506    1,464,463
  Dividends declared ($0.50 per share 1995,
     $0.375 per share 1994)                       (782,419)    (564,980)
  Unrealized gain/(loss) on securities
     available for sale                            (58,500)     364,000
 Balance at September 30,                      $27,611,606  $25,421,531




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

MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL POSITION AND RESULTS OF OPERATIONS


SUMMARY

American Bancorporation (the "Company") recognized net income of $2,260,000 ($1.44 per share) for the nine months ended September 30, 1995, compared to net income of $1,464,000 ($0.97 per share) for the nine months ended September 30, 1994. The Company's assets totalled $347,507,000 at September 30, 1995, compared to $289,730,000 at September 30, 1994.

The following is a discussion of significant factors influencing operating performance and change in financial position during the interim periods presented. The discussion should be read in connection with the 1994 Annual Report and the financial statements appearing elsewhere herein.

RESULTS OF OPERATIONS
NINE MONTH COMPARISON

Net Income. Net income for the nine months ended September 30, 1995 amounted to $2,260,000, compared to $1,464,000 for the nine months ended September 30, 1994. The increase was the result of increases in net interest income and other income which were partially offset by an increase in other expenses.

Net Interest Income. Net interest income before provision for loan losses for the nine months ended September 30, 1995 amounted to $11,487,000 an increase of $2,010,000 or 21.2 %, as compared to the nine months ended September 30, 1994. The increase resulted primarily from a $65,655,000 or 25.5% increase in average interest earning assets, which was partially offset by a 17 basis point decrease in the Company's margin.

Interest Income. Total interest income for the nine months ended September 30, 1995 amounted to $19,764,000 an increase of $5,105,000 or 34.8%, as compared to the same period in 1994. The increase resulted primarily from a $65,655,000 increase in the average volume of earning assets and a 56 basis
point increase in the average yield on earning assets.   Average loans
outstanding increased $86,045,000 or 55.4%. Average real estate loans increased $69,246,000 or 121.1% and average commercial loans increased $11,690,000 or 24.9% and average consumer installment loans increased $5,109,000 or 10.0%. The average yield on loans decreased from 9.17% in 1994 to 9.02% in 1995. Average investment securities and other short-term investments outstanding decreased $20,390,000 or 20.0%, while the average yield increased from 5.20% in 1994 to 5.64% in 1995.

Interest Expense. Total interest expense for the nine months ended September 30, 1995 amounted to $8,276,000, an increase of $3,095,000 or 59.7% as compared to the nine months ended September 30, 1994. The increase resulted primarily from a $61,144,000 or 27.4% increase in the average volume of interest bearing liabilities and a 78 basis point increase in interest rates
paid on such liabilities.   Average NOW, money market and savings accounts
increased $5,422,000. Average time deposits increased $35,829,000. Average noninterest bearing accounts increased $3,495,000 and represented 10.8% of average total deposits in 1995. Average borrowings increased $19,893,000.

Provision for Loan Losses. The loan loss provision was $105,000 for the nine months ended September 30, 1995, compared to $170,000 for the same period in 1994.

Other Income. Other income amounted to $1,242,000 for the nine months ended September 30, 1995, an increase of $497,000 or 66.7%, as compared to the same period in 1994.

  Other Expense. Total other expense for the nine months ended September 30, 1995 amounted to $9,059,000, an increase of $1,359,000 or 17.7%, as compared to the same period in 1994. Salaries and employee benefits increased $749,000 or 23.0%. Occupancy and equipment expense increased $170,050 or 12.1%. Other (miscellaneous) expenses increased $440,000 or 14.5%.

Provision for Income Taxes. The provision for income taxes for the nine months ended September 30, 1995 was $1,305,000, an increase of $418,000 or 47.1%, as compared to the same period in 1994. The increase was due to the increase in the Company's pre-tax income.

RESULTS OF OPERATIONS
  QUARTER COMPARISON

Net Income. Net income for the quarter ended September 30, 1995 amounted to $828,000, compared to net income of $551,000 for the quarter ended September 30, 1994. The increase was the result of increases in net interest income and other income which were partially offset by an increase in other expenses.

Net Interest Income. Net interest income before provision for loan losses for the quarter ended September 30, 1995 amounted to $3,805,000, an increase of $457,000 or 13.6%, as compared to the quarter ended September 30, 1994. The increase resulted primarily from a $59,368,000 or 22.6% increase in average interest earning assets, which was partially offset by a 37 basis point decrease in the Company's margin.

Interest Income. Total interest income for the quarter ended September 30, 1995 amounted to $6,660,000, an increase of $1,534,000 or 29.9%, as compared to the same period in 1994. The increase resulted primarily from a $59,368,000 or 22.6% increase in the average volume of earning assets and a 47 basis point increase in the average yield on earning assets. Average loans outstanding increased $78,307,000 or 47.1%. Average real estate loans increased $65,258,000 or 104.7 %, average commercial loans increased $8,699,000 or 17.2% and average installment loans increased $4,350,000 or 8.2%. The average yield on loans decreased from 9.27% in 1994 to 9.07% in 1995. Average investment securities and other short-term investments outstanding decreased $18,939,000 or 19.6% while the average yield increased from 5.25% in 1994 to 5.70% in 1995.

Interest Expense. Total interest expense for the quarter ended September 30, 1995 amounted to $2,855,000 an increase of $1,077,000 or 60.6%, as compared to the same period in 1994. The increase resulted primarily from a $55,457,000 or 24.4% increase in the average volume of interest bearing liabilities and a 91 basis point increase in interest rates paid on such liabilities.

Provision for Loan Losses. The loan loss provision was $15,000 for the quarter ended September 30, 1995, compared to $45,000 for the same period in 1994.

Other Income. Other income amounted to $441,000 for the quarter ended September 30, 1995, compared to $251,000 for the same period in 1994.

Other Expense. Total other expense for the quarter ended September 30, 1995 amounted to $2,925,000, an increase of $267,000 or 10.0%, as compared to the same period in 1994. Salaries and employee benefits increased $219,000 or 20.3%. Occupancy and equipment expense increased $65,000 or 13.8%. Other (miscellaneous) expenses decreased $18,000 or 1.6%. During the quarter the Company received a refund of $151,000 from the Federal Deposit Insurance Corporation for deposit premiums for the period June 1, 1995 to September 30, 1995.

Provision for Income Taxes.   The provision for income taxes for the quarter
ended September 30, 1995 was $478,000, compared to $344,000 for the same period in 1994. The increase was due to the increase in the Company's pre-tax income.

ASSET QUALITY

Nonperforming loans totalled $1,994,000 or 0.8% of total loans at September 30, 1995, compared to $2,590,000 or 1.1% at December 31, 1994. Nonperforming loans at September 30, 1995 consisted of nonaccrual loans totalling $789,000, 90 day delinquent loans of $511,000, and restructured loans aggregating $694,000. Other real estate held totalled $579,000 at September 30, 1995, compared to $682,000 at December 31, 1994.

CAPITAL RESOURCES

Stockholders' equity totalled $27,612,000 at September 30, 1995. The Company's risk-based capital ratio was 13.0%, of which 11.7% constituted common stockholder equity, while risk-based capital ratios for the Company's two bank subsidiaries, Wheeling National Bank and Columbus National Bank, were 14.6% and 10.6%, respectively, with common stockholders' equity of 13.3% and 9.4%, respectively. At September 30, 1995 the Company's leverage capital ratio was 7.4%, while the leverage ratios for Wheeling National Bank and Columbus National Bank were 8.6% and 5.8%, respectively.


                                  Three months ended September 30,    Nine months ended September 30,
                                       1995                 1994             1995                 1994
                                  Average   Yield/    Average  Yield/   Average   Yield/   Average  Yield/
                                  Balance    Rate     Balance   Rate    Balance    Rate    Balance   Rate
INTEREST EARNING ASSETS            (000's)             (000's)          (000's)            (000's)
 Loans
  Commercial                       $ 59,408   9.78%   $ 50,709   8.43%  $ 58,569   9.95%   $ 46,879   8.27%
  Real estate                       127,565   8.34      62,307   8.71    126,414   8.18      57,168   8.66
  Installment-net                    57,714   9.26      53,364   9.29     56,265   9.19      51,156   9.48
   Total loans                      244,687   9.07     166,380   9.27    241,248   9.02     155,203   9.17
 Investment securities
  Taxable                            71,719   5.52      82,617   5.34     75,506   5.44      87,232   5.29
  Tax-exempt                          1,912   7.43       2,172   7.23      1,977   7.37       2,291   7.27
   Total investment securities       73,631   5.57      84,789   5.39     77,483   5.49      89,523   5.34
 Other short-term investments         4,212   8.01      11,993   4.27      4,165   8.32      12,515   4.23
    Total interest earning assets  $322,530   8.26    $263,162   7.79   $322,896   8.16    $257,241   7.60
INTEREST BEARING LIABILITIES
  Deposits
   NOW, Savings and MMDA           $128,479   2.64%   $126,857   2.56%  $132,323   2.67%   $126,901   2.56%
   Time                             132,622   5.00      93,821   3.85    129,037   4.72      93,208   3.82
    Total deposits                  261,101   3.84     220,678   3.11    261,360   3.68     220,109   3.09
  Short-term borrowings              21,009   6.25       6,975   3.58     21,701   6.02       2,919   3.52
  Long-term debt                      1,000   8.41           -   0.00      1,111   9.14           -   0.00
    Total interest
      bearing liabilities          $283,110   4.03    $227,653   3.12   $284,172   3.88    $223,028   3.10

MARGIN ANALYSIS
 (as a % of earning assets)
 Interest income                              8.26%              7.79%             8.16%              7.60%
 Interest expense                             3.54               2.70              3.42               2.69
 Net interest income                          4.72%              5.09%             4.74%              4.91%

<F1>
Averages stated are month end average balances. Installment loans are stated net of unearned income. Average loans include nonaccrual loans. Yields do not reflect tax equivalent adjustments.


Part II.   OTHER INFORMATION



Item  6.  Exhibits and Reports on Form 8-K

B. Reports on Form 8-K:

    Date           Item           Description
    None



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AMERICAN BANCORPORATION
                                              (Registrant)

Date  November 13, 1995                        /s/ Jeremy C. McCamic
                                                   Jeremy C. McCamic
                                                Chairman and
                                                Chief Executive Officer


Date  November 13, 1995                        /s/ Brent E. Richmond
                                                   Brent E. Richmond
                                                Chief Financial and
                                                Accounting Officer