Form 10-K
period 1995-12-31
AMERICAN BANCORPORATION /WV/
filed 1996-04-01
CIK 4570

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-K

(Mark One)
[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
[Fee Required]
For the fiscal year ended    December 31, 1995
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

State the aggregate market value of the voting stock held by nonaffiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within 60 days prior to the date of filing.
                  $26,544,192 at February 29, 1996

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.
1,564,837   shares of Common stock without par value at March 25, 1996


Number of pages               Exhibit Index
comprising this               Located at
report.......63               Page...12 & 14

DOCUMENTS INCORPORATED BY REFERENCE
 Certain of the items listed in the table below are included in the Annual Report to Stockholders for the year ended December 31, 1995. With the exception of the pages listed in the index and hereby incorporated by reference, the 1995 Annual Report to Stockholders is not to be deemed filed as part of this report.

The Registrant will file a Definitive Proxy Statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of fiscal year 1995. Information contained therein is hereby incorporated by reference as indicated in the table below.

CROSS REFERENCE INDEX AND TABLE OF CONTENTS
                                                     Page Reference
                                            Form     Annual Report     Proxy
                                            10K      Shareholders   statement
Part I
Item  1  Business. . . . . . . . . . . .   3 - 9               IFC          -
Item  2  Properties. . . . . . . . . . .      10                 -          -
Item  3  Legal proceedings . . . . . . .      11                 -          -
Item  4  Submission of matters
         to a vote of security holders . .   N/A
Part II
Item  5  Market for Registrants common stock
          and related security holders
          matters . .                          -      IFC, IBC, 28      2-3, 9
Item  6  Selected financial data . . .         -                28           -
Item  7  Management's discussion and analysis
         of financial condition and results
         of operations                         -             29-42           -
Item  8  Financial statements and
         supplementary data                   11              2-27           -
Item  9  Changes and disagreements with
         Accountants on accounting and
         financial disclosures               N/A
Part III
Item 10  Directors and executive officers
           of the Registrant. . .              -                 -         4-7
Item 11  Executive compensation                -                 -         8-9
Item 12  Security ownership of certain
           beneficial owners and management    -                 -           3
Item 13  Certain relationships and
           related transactions                -                 -          12

Part IV
Item 14  Exhibits, financial statement
           schedules and reports on
           Form 8K                         11-12                 -           -


Part I
Item 1. Business

A. General
American Bancorporation (the "Registrant" or the "Company") is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Registrant was incorporated under the laws of the State of Ohio on August 10, 1966. The Registrant is engaged in the business of organizing, acquiring and developing a system of affiliate banks and companies engaged in bank related activities. The Registrant presently owns all the capital stock of two commercial banks.

The Wheeling National Bank ("WNB") is a national banking association, organized in 1978, and acquired by the Company in 1988. WNB is located in West Virginia and has offices in Wheeling, Weirton, New Martinsville and Pine Grove. WNB employs 106 full time equivalent employees. At December 31, 1995, WNB had total assets of $197.8 million.

The Columbus National Bank ("CNB") was formerly known as Quaker City National Bank and was acquired by the Company in 1982. CNB, with its headquarters situated in Franklin County, conducts its operations through offices in St. Clairsville, Flushing, Shadyside, Barnesville, Freeport, Cambridge, Gahanna, Reynoldsburg, Steubenville and Columbus, Ohio. CNB has 71 full time equivalent employees and was chartered as a national bank in 1872. At December 31, 1995, CNB had total assets of $151.5 million.

WNB and CNB conduct general commercial banking businesses. Assisting individuals, business and government, the banks provide a full range of depository services including demand, savings and time deposits, negotiable orders of withdrawal and money market deposit accounts and lending services including mortgage, commercial and consumer loans. WNB is also authorized to exercise fiduciary powers.

The Company plans to merge CNB into WNB on March 29, 1996, under WNB's charter. WNB's headquarters will be located in St. Clairsville, Ohio. The merger will generate operating savings from the elimination of duplicate administrative functions, back office operations and accounting functions.

In addition to its bank affiliates, the Company has organized four non-bank subsidiaries. The non-bank subsidiaries are authorized to provide various services including: data processing, equipment and real estate leasing, transfer agent services to affiliates and mortgage banking. American Mortgages, Inc., ("AMI") which is located in Wheeling, West Virginia, conducts mortgage banking activities including making and servicing mortgage loans.
AMI employs 14 full time equivalent employees. American Bancdata Corporation ("ABD") provides data processing services to the Company and the affiliate banks. ABD employs 5 full time equivalent employees.

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

The Riegal-Neal Interstate Banking and Efficiency Act of 1994, Public Law 103-328, provides that, among other things, substantially all state law barriers to the acquisition of banks by out-of-state bank holding companies were eliminated effective September 29, 1995. The law will also permit interstate branching by banks effective as of June 1, 1997, subject to the ability of states to opt out completely or to set an earlier effective date. The Company anticipates that the effect of the new law may be to increase competition within the market in which the Company operates, although the Company cannot predict the effect to which competition will increase in such markets or the timing of such increase.

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

In 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted, which among other things, was intended to protect the federal deposit insurance fund by requiring regulators to take specific prompt actions with respect to institutions that do not meet minimum capital standards. FDICIA requires Federal regulators to promulgate regulations to implement the law's provisions. Certain of these regulations became effective in 1992, including the adoption by federal regulatory agencies of definitions of the five capital tiers which define the implementing regulation for each institution, while others became effective in 1993.

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

D.  Competition
The Registrant's affiliate banks compete in their areas with commercial banks and other financial intermediaries such as saving and loan associations, credit unions, consumer finance companies, factors and insurance companies. The principal methods of bank competition are interest rates and services. The subsidiary banks of the Company pay interest on deposits and charge rates and fees on loans which are competitive in the general area served.

E. Personnel
The Registrant, its affiliate banks, and non-banking subsidiaries employed 196 full-time equivalent employees at December 31, 1995.

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

Selected Statistical Information
The following tables and schedules, referenced in the index presented below, set forth certain consolidated statistical information of American Bancorporation, required of bank holding companies pursuant to Guide 3. Selected tables are set forth on pages 28 through 42 in the annual report to stockholders, which pages are hereby incorporated by reference in this Form 10-K. The information contained in the tables should be read in conjunction with the consolidated financial statements of American Bancorporation and the notes thereto appearing elsewhere in this Form 10-K.


                                                               Page Reference
                                                       Form     Annual report
                                                        10K    to stockholders

I.   Distribution of assets, liabilities and
     stockholders' equity, interests rates
     and interest differential
     a. Average balance sheet . . . . . . . . . . .      -             29
     b. Average earning assets and interest bearing
        liabilities, interest earned and paid,
        yield and rates. .                               -             29
     c. Interest variances . . . .                       -             32

II.  Investment portfolio
     a. Carrying value of investment
        securities by type. . . . .                      -             39
     b. Maturity and weighted average yield. . . .       -             39

III. Loans
     a. Types of loans .                                 -             36
     b. Maturity and sensitivity to change
        in interest rates. . .                           -             36
     c. Non-performing loans . . .                       -             37

IV.  Summary of loans loss experience. . . . . .         9             38

 V.  Deposits
     a. Average amount .                                 -             39
     b. Maturity of time certificates of
        deposits in excess of $100,000.  . . . . .       -             39

VI.  Return on equity and assets . . . . . . . .         -             28



The following table summarizes the balance of the allowance for loan losses by the major loan categories. The table supplements that on page 38 of the Company's annual report to stockholders for the year ended December 31, 1995, incorporated by reference herein.

                                             Allowance          Percent
                                              amount        in each category
                                          (000's omitted)    to total loans
December 31, 1995
Commercial, financial and agricultural . . .  $  984               25.2%
Real estate - construction . . .                   -                0.7
Real estate - mortgage . . . . . .               358               51.4
Installment. . . . . . . . . . . .               513               22.7
Leases . . . . . . . . . . . . .                   -                0.0
Unallocated. . . . . . . . . . . . .           1,999                N/A
                                              $3,854              100.0%
December 31, 1994
Commercial, financial and agricultural . . . .$1,165               22.6
Real estate - construction . . .                   -                0.5
Real estate - mortgage     . . . .               407               52.3
Installment      . . . . . . . . .               913               24.6
Leases . . . . . . . . . . . . .                   -                0.0
Unallocated. . . . . . . . . . . .             1,252                N/A
                                              $3,737              100.0%
December 31, 1993
Commercial, financial and agricultural . . . .$2,099               28.2%
Real estate - construction . . .                   -                1.2
Real estate - mortgage . . . . . .               246               35.5
Installment. . . . . . . . . . . .               645               35.1
Leases . . . . . . . . . . . . .                   -                0.0
Unallocated. . . . . . . . . . . .               554                N/A
                                              $3,544              100.0%
December 31, 1992
Commercial, financial and agricultural . . . .$2,532               28.1%
Real estate - construction . . .                   -                1.1
Real estate - mortgage . . . . . .               143               31.2
Installment. . . . . . . . . . . .               926               39.6
Leases . . . . . . . . . . . . .                   -                0.0
Unallocated. . . . . . . . . . . .                80                N/A
                                              $3,681              100.0%
December 31, 1991
Commercial, financial and agricultural . . . .$1,492               30.3%
Real estate - construction . . .                   -                1.0
Real estate - mortgage . . . . . .               202               28.4
Installment. . . . . . . . . . . .               464               40.3
Leases . . . . . . . . . . . . .                   -                0.0
Unallocated. . . . . . . . . . . .               305                N/A
                                              $2,463              100.0%


ITEM 2. PROPERTIES
The Company and its non-banking subsidiaries conduct business from the Company's administrative headquarters in Wheeling, West Virginia and the Banks conduct business from their various office locations. The net book value of the Company's office facilities, furniture and equipment, including leasehold improvements and property held for future expansion (less accumulated depreciation and amortization) at December 31, 1995 was $8.9 million. The Company does not believe that the termination of any of its leases would have a material effect on its operations.

Listed below are the locations of the Company's executive offices and the Bank's branch offices that were operating as of December 31, 1995, as well as proposed branch office locations. All buildings are owned by the Company unless otherwise indicated. Except as noted, the Company believes its property is suitable and adequate for its current and proposed needs.

                                                             Approximate
Office                                         Year Opened     Sq. Feet
American Bancorporation
  Hawley Building, Wheeling, West Virginia
  Executive and non-bank subsidiary offices       1987          4,000 (1)
Columbus National Bank, Ohio
  Cambridge .                                     1974          5,840
  Cambridge - Drive-in. . . .                     1989         14,000
  Gahanna . .                                     1990          3,200 (1)
  Gahanna - StoneRidge Plaza. . . . . . . .     Proposed        1,600 (1)
  Reynoldsburg.                                   1990          6,000
  Flushing. .                                     1953          4,000
  St. Clairsville                                 1991          8,000 (2)
  St. Clairsville - Ohio Valley Mall. . .         1994          3,088 (2)
  Shadyside .                                     1980          4,200
  Freeport. .                                     1988          1,500
  Barnesville                                     1994          2,000
  Columbus. .                                     1993          1,350 (1)
  Columbus (Administrative offices) . . .         1994          1,069 (1)
  Steubenville. . . . . . . . . . . . . .         1994          1,400 (2)
Wheeling National Bank, West Virginia
  Wheeling.                                       1969         29,515
  Wheeling - Drive-in . . . .                     1991         18,583
  New Martinsville. . . . . .                     1978          2,800
  Pine Grove.                                     1983          1,125
  Wheeling Island                                 1984          1,280
  Elm Grove .                                     1986          2,420 (1)
  Weirton . .                                     1986         15,214
  Weirton - Drive-in. . . . .                     1989          4,800
  Weirton Heights                                 1990          1,500 (1)
American Mortgages, Inc.
  Elm Grove . . . . . . . . . . . . . . .         1994          4,700 (1)

(1) Leased.
(2) Ground leased.

ITEM 3. LEGAL PROCEEDINGS
The Registrant and its affiliates are not involved in any material pending legal proceedings outside the normal conduct of business (including proceedings arising from environmental quality statutes) to which the Registrant is a party, or of which its property is the subject, nor are any proceedings known to be contemplated.



                               PART IV

ITEM 14 .      EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                        AND REPORTS ON FORM 8-K

A. The following documents are filed as part of this report:

1.  Financial Statements
                                                           Page reference
                                                            Annual report
                                                            to stockholders
Independent Auditors' Report
 For the years ended December 31, 1995, 1994 and 1993. . .          27
Consolidated financial statements
 Consolidated balance sheet at December 31, 1995 and 1994            2
 Consolidated statement of operations for the years ended
   December 31, 1995, 1994 and 1993. . . . . .                       3
 Consolidated statement of stockholders' equity for the years
   ended December 31, 1995, 1994 and 1993. . .                       4
 Consolidated statement of cash flows for the years ended
   December 31, 1995, 1994 and 1993. . . . . .                       5
 Notes to consolidated financial statements including condensed
   financial information of Registrant . . . . .                6 - 26

2.  Financial Statement Schedules

 All schedules have been omitted since the required information is not present in amount sufficient to require submission or because the information required is included in the financial statements, including the notes thereto.

3.  Exhibits                                                      Page No. in
                                                                   Form 10-K
Number
 3.1    Fifth Amended Articles of Incorporation (a)
 3.3    Amended Code of Regulations (a)
 3.5    1987 Amendment to Fifth Amended Articles of Incorporation (b)
 3.6    1987 Amendment to Amended Code of Regulations (b)
 3.7    1988 Amendment to Amended Code of Regulations (c)
 3.8    1990 Amendment to Amended Code of Regulations (e)
 4.2    Specimen Common Share Certificate as of December 15, 1988 (d)
10.6    Agreement to Merge between Columbus National and
           Citizens National Bank, Flushing-St. Clairsville (f)
10.8    American Bancorporation Senior Management Incentive
           Compensation Plan (g)
10.9    Savings Assumption and Purchase Agreement -
           Buckeye Savings Bank Branches (h)
10.10   Agreement to Merge between Wheeling National Bank and
           Columbus National Bank                                       15-17
13.1    1995 Annual Report to Security Holders                          18-63
22.1    Subsidiaries:
           The following is a list of all subsidiaries of American Bancorporation, the jurisdiction of incorporation or organization, and the percentage of shares owned by American Bancorporation for each such subsidiary.
                                           Jurisdiction       Percentage
           Name
           Columbus National Bank. . . .     U.S.                 100%
           Wheeling National Bank. . .       U.S.                 100%
           American Bancservices, Inc. .     Ohio                 100%
           American Mortgages, Inc . . .     Ohio                 100%
           American Bancleasing, Inc . .     Ohio                 100%
           American Bancdata Corporation . . Ohio                 100%

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


B.  Reports on Form 8-K:

   Date                       Item Number         Description

None



                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on April 1, 1996.

                                         AMERICAN BANCORPORATION
                                         /s/ Jeremy C. McCamic
                                         Jeremy C. McCamic
                                         Chairman and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of April 1, 1996.


/s/ Jack O. Cartner
Jack O. Cartner                          Jolyon W. McCamic
Director                                 Director and Vice Chairman


/s/ Paul W. Donahie                      /s/ Robert C. Mead
Paul W. Donahie                          Robert C. Mead
Director and President                   Director and
                                         Chief Operating Officer


/s/ John J. Malik, Jr.                    /s/ John E. Wait
John J. Malik, Jr.                        John E. Wait
Director                                  Director


/s/ Jay T. McCamic                        /s/ Brent E. Richmond
Jay T. McCamic                           Brent E. Richmond
Director                                 Secretary, Treasurer,
                                         Executive Vice President and
                                         Chief Financial Officer
/s/ Jeremy C. McCamic
Jeremy C. McCamic
Director, Chairman and
Chief Executive Officer


                           EXHIBIT INDEX

Number   Description                                               SEC Page #
 3.1     Fifth Amended Articles of Incorporation . . . . .             (a)
 3.3     Amended Code of Regulations  . . . . . . . . . . . . . .      (a)
 3.5     1987 Amendment to Fifth Amended Articles of Incorporation     (b)
 3.6     1987 Amendment to Amended Code of Regulations . . .           (b)
 3.7     1988 Amendment to Amended Code of Regulations. . . . . .      (c)
 3.8     1990 Amendment to Amended Code of Regulations. . . . . .      (e)
 4.2     Specimen Common Share Certificate as of December 15, 1988     (d)
10.6     Agreement to Merge between Columbus National and
           Citizens National Bank, Flushing-St. Clairsville            (f)
10.8     American Bancorporation Senior Management Incentive
           Compensation Plan. . . . .                                  (g)
10.9     Savings Assumption and Purchase Agreement -
           Buckeye Savings Bank Branches . . . . . . .                 (h)
10.1     Agreement to Merge between Wheeling National Bank and
           Columbus National Bank . . . . . . . . .                (15-17)
13.1     1995 Annual Report to Security Holders. . . . .           (18-63)
22.1     Subsidiaries:
            The following is a list of all subsidiaries of American Bancorporation, the jurisdiction of incorporation or organization, and the percentage of shares owned by American Bancorporation for each such subsidiary.
                                                Jurisdiction Percentage
                    Name
                    Columbus National Bank. . . .     U.S.      100%
                    Wheeling National Bank. . .       U.S.      100%
                    American Bancservices, Inc. .     Ohio      100%
                    American Mortgages, Inc . . .     Ohio      100%
                    American Bancleasing, Inc . .     Ohio      100%
                    American Bancdata Corporation . . . . .     Ohio      100%

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




                            Agreement to Merge

                                  between

                           Wheeling National Bank

                                    and

                            Columbus National Bank

                             under the charter of

                            Wheeling National Bank

                               under the title of

                             Wheeling National Bank



This agreement made between Wheeling National Bank (hereinafter referred to as "Wheeling"), a banking association organized under the laws of the United States, being located at 135 West Main Street, St. Clairsville, county of Belmont, in the state of Ohio, with a capital of $15,669,632, divided into 247,855 shares of common stock, each of $10.00, surplus of $10.05, and undivided profits, including capital reserves, of $10,700,682, as of June 30, 1995 and Columbus National Bank (hereinafter referred to as "Columbus"), a banking association organized under the laws of the United States, being located at 850 Wheeling Avenue, Cambridge, county of Guernsey, in the state of Ohio, with a capital of $9,661,238, divided into 40,000 shares of common stock, each of $30.00, surplus of $78.75, and undivided profits, including capital reserves, of $5,311,238, as of June 30, 1995, each acting pursuant to a resolution of its board of directors, adopted by the vote of a majority of its directors, pursuant to the authority given by and in accordance with the provisions of the Act of November 7, 1918, as amended (12 U.S.C. 215(a)), witnessed as follows:

Section 1.

Columbus shall be merged into Wheeling under the charter of the latter.


Section 2.

The name of the receiving association (hereinafter referred to as the "association") shall be Wheeling National Bank.


Section 3.

The business of the association shall be that of a national banking association. This business shall be conducted by the association at its main office which shall be located at 135 West Main Street, St. Clairsville, Ohio, and at its legally established branches.

Section 4.

The amount of capital stock of the association shall be $2,478,550, divided into 247,855 shares of common stock, each of $10.00 par value, and at the time the merger shall become effective, the association shall have a surplus of $6,840,400, and undivided profits, including capital reserves, which when combined with the capital and surplus will be equal to the combined capital structures of the merging banks as stated in the preamble of this agreement, adjusted however, for normal earnings and expenses between June 30 , 1995, and the effective time of the merger.

Section 5.

All assets as they exist at the effective time of the merger shall pass to and vest in the asociation without any conveyance or other transfer. The association shall be responsible for all of the liabilities of every kind and description, including liabilities arising from the operation of a trust department, of each of the merging banks existing as of the effective time of the merger.

Section 6.

The capital stock of both Wheeling and Columbus is 100% held by American Bancorporation. The outstanding 40,000 shares of Columbus common stock shall be surrendered and cancelled. The capital stock of the Association shall consist of the presently outstanding 247,855 shares of common stock of Wheeling, each of $10 par value and the holders of it shall retain their present rights.

Section 7.

The present board of directors of Wheeling and Columbus shall continue to serve as the board of directors of the association until the next annual meeting or until such time as their successors have been elected and have qualified.

Section 8.

Effective as of the time this merger shall become effective as specified in the merger approval to be issued by the Comptroller of the Currency, the articles of association of Wheeling National Bank shall survive the merger.

Section 9.

This agreement may be terminated by the mutual consent of the board of directors any time preceding the closing of the merger.

Section 10.

This agreement shall be ratified and confirmed by the unanimous consent of the board of directors of American Bancorporation, sole shareholder and holding company of both Wheeling and Columbus, and the merger shall become effective at the time specified in a merger approval to be issued by the Comptroller of the Currency of the United States.


WITNESS, the signatures of said merging banks this 30th day of October, 1995, each set by its president or a vice president and attested to by its secretary, pursuant to a resolution of its board of directors, acting by a majority.

Attest:                               Wheeling National Bank

                                      By  /s/ Paul W. Donahie
                                              President
/s/ Brenda L. Snyder
Secretary


(Seal of Bank)


Attest:                                 Columbus National Bank

                                        By /s/ John E. Wait
                                                President
/s/ Tina L. Steffl
Secretary


(Seal of Bank)


STATE OF West Virginia )
                       )ss:
COUNTY OF  Ohio        )

On this 30th day of October, 1995, before me, a notary public for this state and county, personally came Paul W. Donahie, as president, and Brenda L. Snyder, as secretary, of Wheeling National Bank, and each in his/her capacity acknowledged this instrument to be the act and deed of the association and the seal affixed to it to be its seal.

WITNESS my official seal and signature this day and year.

(Seal of                                /s/ James P. Bucon
Notary)                                 Notary Public, Ohio County.
                                        My commission expires Oct. 26, 2004


STATE OF Ohio     )
                  )ss:
COUNTY OF Franklin)

On this 30th day of October, 1995, before me, a notary public for this state and county, personally came John E. Wait, as president, and Tina M. Steffl, as secretary, of Columbus National Bank, and each in his/her capacity acknowledged this instrument to be the act and deed of the association and the seal affixed to it to be its seal.

WITNESS my official seal and signature this day and year.

(Seal of                                /s/ Mary Ann Frederick
Notary)                                 Notary Public, Franklin County.
                                        My commission expires June 13, 1999