Form 10-K/A
period 1994-12-31
AMERICAN BANCORPORATION /WV/
filed 1996-04-24
CIK 4570

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                                 FORM 8

                    AMENDMENT TO APPLICATION OR REPORT
              Filed pursuant to Section 12, 13, or 15(d) of
                   THE SECURITIES EXCHANGE ACT OF 1934

                         American Bancorporation
             (Exact name of registrant as specified in charter)

                               AMENDMENT NO. 1
                                     to
                         Form 10-K  December 31, 1994



     The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for the year ended December 31, 1994 on Form 10-K as set forth in the pages attached hereto:

    Part IV
     Item 14             Exhibits, Financial Statement Schedules
                          and Reports on Form 8K
     Exhibit No. 27      Financial Data Schedule

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                   American Bancorporation


Date: April 24, 1996                      By: /s/ Brent E. Richmond
                                             Brent E. Richmond
                                              Secretary; Treasurer;
                                               Chief Financial Officer