Form 10-Q/A
period 1995-03-31
AMERICAN BANCORPORATION /WV/
filed 1996-04-24
CIK 4570

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

                                AMENDMENT NO. 1
                                     to
                          Form 10-Q March 31, 1995



     The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report for the quarter ended March 31, 1995 on Form 10-Q as set forth in the pages attached hereto:

     Part II             OTHER INFORMATION
     Item 6              Exhibits, Financial Statement Schedules
                           and Reports on Form 8K
     Exhibit No. 27      Financial Data Schedule

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