Form 10-Q
period 1996-03-31
AMERICAN BANCORPORATION /WV/
filed 1996-05-15
CIK 4570

FORM 10-Q QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
			OF THE SECURITIES AND EXCHANGE ACT OF 1934

			  SECURITIES AND EXCHANGE COMMISSION
			      Washington, D.C.  20549

				    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the period ended March 31, 1996

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

	April 5, 1996: 1,564,837 shares of Common stock without par value

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
		  Condition and Results of Operations                7


Part II         OTHER INFORMATION
Item  1         Legal Proceedings                                 None
Item  2         Changes in Securities                             None
Item  3         Defaults Upon Senior Securities                   None
Item  4         Submission of Matters to a
		   Vote of Security Holders                       None
Item  5         Other Information                                   10
Item  6         Exhibits and Reports on Form 8-K                    10

SIGNATURES                                                          11


				    American Bancorporation and Subsidiaries
CONSOLIDATED BALANCE SHEET

                              			      		March 31,            December 31,
				                                1996           1995          1995
ASSETS
Cash and due from banks         $ 11,064,486  $ 11,129,137  $ 10,887,718
Federal funds sold                 9,696,000     3,971,000    11,469,000
Investment securities
  available for sale              86,787,536     4,693,430    68,014,533
Investment securities
  held to maturity                         -    75,115,516             -

Loans, net of unearned income    246,112,983   239,144,153   250,372,023
  Less allowance for loan losses   3,836,067     3,785,678     3,853,633
				 242,276,916   235,358,475   246,518,390
Premises and equipment - net       8,787,394     8,649,528     8,947,284
Accrued interest receivable        2,385,108     1,822,568     2,065,832
Excess of cost over net
  assets purchased                 2,556,023     2,006,649     1,830,170
Other assets                       5,724,196     5,879,201     4,261,848
     TOTAL ASSETS               $369,277,659  $348,625,504  $353,994,775

LIABILITIES
 Deposits
   Non-interest bearing         $ 32,196,705  $ 31,847,265  $ 31,792,609
   Interest bearing              277,649,967   262,717,795   260,871,998
       TOTAL DEPOSITS            309,846,672   294,565,060   292,664,607
 Short-term borrowings            25,257,519    20,129,973    27,522,666
 Accrued interest payable          1,140,798     1,227,563     1,033,315
 Other liabilities                 3,811,364     5,133,012     3,714,641
 Long-term debt                    1,044,614     1,000,000     1,047,124
    TOTAL LIABILITIES            341,100,967   322,055,608   325,982,353

STOCKHOLDERS' EQUITY
  Preferred stock                          -             -             -
  Common stock without par value,
  stated value $5, authorized
  6,500,000 shares, issued
  and outstanding 1,564,837        7,824,185     7,824,185     7,824,185
  Additional paid-in capital      10,301,982    10,301,982    10,301,982
  Retained earnings               10,321,337     8,242,229     9,763,633
  Unrealized gain (loss) on
   securities available
   for sale, net                    (270,812)      201,500       122,622
    TOTAL STOCKHOLDERS' EQUITY    28,176,692    26,569,896    28,012,422
    TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY       $369,277,659  $348,625,504  $353,994,775


				    American Bancorporation and Subsidiaries

CONSOLIDATED STATEMENT OF OPERATIONS
                                   					 Three Months ended March 31,
					                                         1996            1995
INTEREST INCOME
 Loans                                    $ 5,579,457     $ 5,245,583
 Investment securities
  Taxable interest income                   1,089,267       1,059,916
  Non-taxable interest income                  34,424          37,277
					    1,123,691       1,097,193
 Other short-term investments                 172,141          82,480
   Total interest income                    6,875,289       6,425,256

INTEREST EXPENSE
 Deposits                                   2,618,465       2,278,894
 Borrowed funds                               399,586         341,525
   Total interest expense                   3,018,051       2,620,419
     NET INTEREST INCOME                    3,857,238       3,804,837
PROVISION FOR LOAN LOSSES                           -          45,000
 Net interest income after
    provision for loan losses               3,857,238       3,759,837
OTHER INCOME
 Service charges on
    deposit accounts                          210,890         150,611
 Securities gains                                   -               -
 Insurance commissions                         25,744          30,780
 Other income                                 262,788         199,531
   Total other income                         499,422         380,922
OTHER EXPENSE
 Salaries and employee benefits             1,343,149       1,396,765
 Occupancy and equipment expense              552,897         533,279
 Other expenses                             1,086,550       1,152,254
   Total other expense                      2,982,596       3,082,298
INCOME BEFORE INCOME TAXES                  1,374,064       1,058,461
PROVISION FOR INCOME TAXES                    503,393         388,358
NET INCOME                                $   870,671     $   670,103


  Average Shares Outstanding                1,564,837       1,564,837

    NET INCOME PER SHARE                  $      0.56     $      0.43




				    American Bancorporation and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS
                            				  Three months ended March 31,
				                                1996                1995
Operating Activities:
 Net Income                    $   870,671        $   670,103
 Charges to operations not using
   cash in the current period     (899,748)           624,546
     Net cash provided by
      (applied to) operating
      activities                   (29,077)         1,294,649
Investing Activities:
 Purchase of branch assets,
  net of cash acquired          14,171,001                  -
 Investment securities held to maturity:
   Proceeds from maturities
     and repayments                      -          3,079,108
   Proceeds from sales                   -                  -
   Purchases                             -                  -
 Investment securities available for sale:
   Proceeds from maturities
     and repayments              5,585,553             55,200
   Proceeds from sales                   -                  -
   Purchases                   (25,032,094)        (1,322,700)
 Net (increase) decrease
   in loans                      4,491,256        (10,274,725)
 Purchase of premises
   and equipment                  (234,480)          (120,381)
    Net cash used by
      investing activities      (1,018,764)        (8,583,498)
Financing Activities:
 Net increase (decrease) in
  non-interest bearing
  demand deposits                 (572,867)           638,352
 Net decrease in interest
   bearing demand and
   savings deposits             (1,965,591)        (6,822,693)
 Net increase in time deposits   4,570,693          8,408,744
 Net increase (decrease) in
   short-term borrowings        (2,265,147)         6,731,792
 Principal repayment of
   long-term debt                   (2,510)        (1,000,000)
 Cash dividends paid              (312,969)          (195,605)
   Net cash provided by
   (applied to) financing
   activities                     (548,391)         7,760,590
 Net Increase (Decrease)
 in Cash and Cash Equivalents   (1,596,232)           471,741

Cash and Cash Equivalents
  Beginning Balance             22,356,718         14,628,396
Cash and Cash Equivalents
  Ending Balance               $20,760,486        $15,100,137


				    American Bancorporation and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
Three months ended March 31, 1996 and 1995

                                     					   1996           1995
Balance at January 1,                   $28,012,422    $26,193,019
 Net Income                                 870,671        670,103
 Dividends declared ($0.20 per share
   1996, $0.15 per share 1995)             (312,967)      (234,726)
 Unrealized (loss) on securities
   available for sale                      (393,434)       (58,500)
Balance at March 31,                    $28,176,692    $26,569,896


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unaudited interim condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to a fair presentation of the financial position and results of operations. All adjustments are of a normal recurring nature. The notes to the financial statements contained in the 1995 Annual Report to Stockholders should be read in conjunction with these statements.


MANAGEMENT'S DISCUSSION AND ANALYSIS
	OF FINANCIAL POSITION AND RESULTS OF OPERATIONS


SUMMARY

American Bancorporation (the "Company") recognized net income of $871,000 ($0.56 per share) for the three months ended March 31, 1996, compared to net income of $670,000 ($0.43 per share) for the three months ended March 31, 1995. The Company's assets totalled $369,278,000 at March 31, 1996, compared to $348,626,000 at March 31, 1995.

The following is a discussion of significant factors influencing operating performance and change in financial position during the interim periods presented. The discussion should be read in connection with the 1995 Annual Report and the financial statements appearing elsewhere herein.

RESULTS OF OPERATIONS
QUARTER COMPARISON

Net Income. Net income for the three months ended March 31, 1996 amounted to $871,000, compared to net income of $670,000 for the three months ended March 31, 1995. The increase was the result of increases in net interest income and other income and a decrease in other expenses.

Net Interest Income. Net interest income before provision for loan losses for the three months ended March 31, 1996 amounted to $3,857,000, an increase of $52,000 or 1.4% as compared to the three months ended March 31, 1995. The increase resulted primarily from a $17,758,000 or 5.5% increase in average interest earning assets which was partially offset by an 18 basis point decrease in the Company's margin.

Interest Income. Total interest income for the three months ended March 31, 1996 amounted to $6,875,000, an increase of $450,000 or 7.0% as compared to the same period in 1995. The increase resulted primarily from a $17,758,000 or 5.5% increase in the average volume of earning assets and an 11 basis point increase in the average yield on earning assets. Average loans outstanding increased $10,227,000 or 4.3%. Average real estate loans increased $1,240,000 or 0.1%, average commercial loans increased $9,262,000 or 16.1% while average installment loans decreased $275,000 or 0.5%. The average yield on loans increased from 8.84% in 1995 to 9.01% in 1996. Average investment securities and other short-term investments outstanding increased $7,531,000 or 8.9% and the average yield increased from 5.57% in 1995 to 5.62% in 1996.

Interest Expense. Total interest expense for the three months ended March 31, 1996 amounted to $3,018,000, an increase of $398,000 or 15.2%, as compared to the three months ended March 31, 1995. The increase resulted primarily from a $15,689,000 or 5.5% increase in the average volume of interest bearing liabilities and a 34 basis point increase in interest rates paid on such liabilities. Average NOW, money market and savings accounts decreased $8,424,000. Average time deposits increased $18,697,000. Average noninterest bearing accounts increased $374,000 and represented 10.3% of average total deposits in 1996. Average borrowings increased $5,416,000.

Provision for Loan Losses. There was no loan loss provision for the three months ended March 31, 1996, compared to $45,000 for the same period in 1995.

Other Income. Other income amounted to $499,000 for the three months ended March 31, 1996, compared to $381,000 for the same period in 1995.

Other Expense. Total other expense for the three months ended March 31, 1996 amounted to $2,983,000, a decrease of $100,000 or 3.2% as compared to the same period in 1995. Salaries and employee benefits decreased $54,000 or 3.8%. Occupancy and equipment expense increased $20,000 or 3.7%. Other
(miscellaneous) expenses decreased $66,000 or 5.7%.


Provision for Income Taxes.   The provision for income taxes for the three
months ended March 31, 1996 was $503,000, compared to $388,000 for the same period in 1995. The increase was due to the increase in the Company's pre-tax income.

ASSET QUALITY

Nonperforming loans totalled $2,161,000 or 0.9% of total loans at March 31, 1996, compared to $2,065,000 or 0.8% at December 31, 1995. Nonperforming loans at March 31, 1996 consisted of nonaccrual loans totalling $798,000, 90 day delinquent loans of $658,000, and restructured loans aggregating $705,000. Other real estate held totalled $859,000 at March 31, 1996, compared to $575,000 at December 31, 1995.

CAPITAL RESOURCES

Stockholders' equity totalled $28,177,000 at March 31, 1996. The Company's risk-based capital ratio was 12.6%, of which 11.4% constituted common stockholder equity, while risk-based capital ratio for the Company's bank subsidiary, Wheeling National Bank, was 12.3%, with common stockholders' equity of 11.1%. At March 31, 1996 the Company's leverage capital ratio was 7.1%, while the leverage ratio for Wheeling National Bank was 6.9%.


				                                   Three months ended March 31,
			                                     		1996               1995
			                             	   Average  Yield/    Average   Yield/
                             				   Balance    Rate    Balance     Rate
INTEREST EARNING ASSETS             (000's)            (000's)
 Loans
  Commercial                       $ 66,683   9.29%   $ 57,421   10.12%
  Real estate                       125,883   8.54     124,643    7.68
  Installment-net                    55,114   9.01      55,389    9.43
   Total loans                      247,680   9.01     237,453    8.84
 Investment securities
  Taxable                            80,716   5.40      78,739    5.38
  Tax-exempt                          2,125   6.48       2,046    7.29
   Total investment securities       82,841   5.43      80,785    5.43
 Other short-term investments         9,463   7.28       3,988    5.91
    Total interest earning assets  $339,984   8.09    $322,226    7.98
INTEREST BEARING LIABILITIES
  Deposits
   NOW, Savings and MMDA           $128,941   2.61%   $137,365    2.71%
   Time                             142,470   4.99     123,773    4.36
    Total deposits                  271,411   3.86     261,138    3.49
  Short-term borrowings              28,040   5.41      22,336    5.53
  Long-term debt                      1,045   7.77       1,333    9.86
    Total interest
       	bearing liabilities        $300,496   4.02    $284,807    3.68

MARGIN ANALYSIS
 (as a % of earning assets)
 Interest income                              8.09%               7.98%
 Interest expense                             3.55                3.26
 Net interest income                          4.54%               4.72%

Averages stated are month end average balances. Installment loans are stated net of unearned income.
Average loans include nonaccrual loans. Yields do not reflect tax equivalent adjustments.


PART II - OTHER INFORMATION

Item 5.   Other Events

On February 6, 1996, American Bancorporation, (the "Company"), completed the terms of an Office Purchase and Assumption Agreement, entered into with Bank One, Steubenville, Ohio, NA, by which the Company, through its banking subsidiary Wheeling National Bank, formerly Columbus National
Bank, assumed the liabilities and purchased the bank premises and equipment of the Bank One branches located in Flushing and St. Clairsville, Ohio. See Exhibit #10.11, attached.

The acquisition of the offices was for cash equivalent to a combined premium of approximately 4.5% of the "non-jumbo" deposits (approximately $14.7 million) plus approximately $187,000 for the fixed assets.


Item  6.  Exhibits and Reports on Form 8-K
	  A. Exhibits:
	  #10.11 Office Purchase and Assumption Agreement by and between Columbus National Bank and Bank One, Steubenville, NA

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


Date May 15, 1996                       /s/ Jeremy C. McCamic
                                       					Jeremy C. McCamic
			                                       		Chairman and
			                                        	Chief Executive Officer


Date  May 15, 1996                      /s/ Brent E. Richmond
                                       					Brent E. Richmond
		                                       			Chief Financial and
				                                       	Accounting Officer




EXHIBIT #10.11


		   OFFICE PURCHASE AND ASSUMPTION AGREEMENT
			      by and between

			   COLUMBUS NATIONAL BANK

				   and


		   BANK ONE, STEUBENVILLE, NATIONAL ASSOCIATION


8/29/95



			TABLE OF CONTENTS


	1.      PURCHASE AND ASSUMPTION                         1
		1.01            Purchase and Sale of Assets              1
		1.02    Transfer of Assets                               2
		1.03     Acceptance and Assumption                       4
		1.04     Payment of Funds                                7

	2.      CONDUCT OF THE PARTIES PRIOR TO CLOSING
		2.01     Covenants of BANK ONE                          11
		2.02     Covenants of CNB                               18
		2.03     Covenants of All Parties                       20

	3.      REPRESENTATIONS AND WARRANTIES                          21
		3.01    Representations and Warranties of BANK ONE      21
		3.02    Representations and Warranties of CNB           28

	4.      ACTIONS RESPECTING EMPLOYEES AND PENSION AND
		EMPLOYEE BENEFIT PLANS                                  30
		4.01    Employment of Employees                         30
		4.02    Terms and Conditions of Employment              30
		4.03    Compliance with Law                             31
		4.04    Actions to be Taken by BANK ONE                 31

	5.      CONDITIONS PRECEDENT TO CLOSING                         32
		5.01    Conditions to BANK ONE'S Obligations            32
		5.02    Conditions to CNB's Obligations                 34
		5.03    Non-Satisfaction of Conditions Precedent        37
		5.04    Waiver of Conditions Precedent                  38

	6.      CLOSING 38
		6.01    Closing and Closing Date                        38
		6.02    BANK ONE's Actions at Closing                   38
		6.03    CNB's Actions at the Closing                    41
		6.04    Methods of Payment                              43
		6.05    Availability of Closing Documents               44
		6.06    Effectiveness of Closing                        44

	7.      CERTAIN TRANSITIONAL MATTERS                            44
		7.01    Transitional Action by CNB                      44
		7.02    Transitional Actions by BANK ONE                44
		7.03    Overdrafts and Transitional Action              54
		7.04    ATMs                                            55
		7.05    Effect of Transitional Action                   56

	8.      GENERAL COVENANTS AND INDEMNIFICATION                   56
		8.01    Confidentiality  Obligations of CNB             56
		8.02    Confidentiality Obligations of BANK ONE         58
		8.03    Indemnification by BANK ONE                     59
		8.04    Indemnification by CNB                          61
		8.05    Solicitation of Customers by
			CNB Prior to Closing                            61
		8.06    Further Assurances                              61
		8.07    Operation of the Offices                        62
		8.08    Information After Closing                       63
		8.09    Survival of Covenants                           63
		8.10    Individual Retirement Accounts                  63

	9.      TERMINATION                                             64
		9.01    Termination by Mutual Agreement                 64
		9.02    Termination by BANK ONE                         64
		9.03    Termination by CNB                              65
		9.04    Effect of Termination                           65

	10.     MISCELLANEOUS PROVISIONS                                66
		10.01   Expenses                                        66
		10.02   Certificates                                    66
		10.03   Termination of Representations and Warranties   66
		10.04   Waivers                                         67
		10.05   Notices                                         68
		10.06   Parties in Interest: Assignment; Amendment      69
		10.07   Headings                                        70
		10.08   Terminology                                     70
		10.09   Flexible Structure                              72
		10.10   Press Releases                                  72
		10.11   Entire Agreement                                72
		10.12   Governing Law                                   73
		10.13   Counterparts                                    73
		10.14   Tax Matters                                     73


OFFICE PURCHASE AND ASSUMPTION AGREEMENT


This Agreement ("Agreement"), made this 1st day of September 1995, by and between Columbus National Bank, a national banking association with its principal office at 1025 Main Street, Suite 800 Wheeling, West Virginia, 26003 (hereinafter called "CNB") and Bank One, Steubenville, National Association, or its successors and assigns, a national banking association with its principal office at 401 Market Street, Steubenville, Ohio 43952 (hereinafter called "BANK ONE").

WHEREAS, CNB desires to purchase and assume from BANK ONE, and BANK ONE desires to sell and assign to CNB certain assets and liabilities associated with offices of BANK ONE in Steubenville, Ohio, as hereinafter described;

NOW, THEREFORE, in consideration of the premises hereinafter set forth and other good and valuable consideration, the sufficiency of which is hereby acknowledged, CNB and BANK ONE hereby agree as follows:

1.PURCHASE AND ASSUMPTION.

1.01    Purchase and Sale of Assets.  At the Closing, as defined in Section
6.01 hereof (the "Closing"), CNB shall purchase and acquire and BANK ONE shall assign the leased real estate and other assets described in Section 1.02 hereof (collectively, the "Assets") all of which are used in and/or relate to business conducted by BANK ONE at its branch offices known as and located at:

	(a)     High Street, Flushing, Ohio 43977 (the "Flushing Office");

	(b) Unit No. 490, Ohio Valley Mall Shopping Center, Richland Township, Ohio 43950 (the "St. Clairsville Office");

pursuant to the terms and conditions set forth herein and subject to exceptions, if any, set forth herein. The foregoing offices are hereinafter sometimes collectively referred to as the "Offices" and each, individually, sometimes as an "Office." The transactions contemplated by this Agreement and the purchase of assets and assumption of liabilities provided for herein is sometimes referred to herein as the "Acquisition."

1.02 Transfer of Assets. Subject to the terms and conditions of this Agreement, BANK ONE shall assign, transfer, convey and deliver to CNB, on and as of the Closing on the Closing Date, as defined in Section 6.01 hereof, the Assets, which shall include the following:

(a) Leased Real Estate. A good and valid leasehold estate in the real estate described in attached Schedule A and created by that certain lease agreement between BANK ONE and lessor (the "Third Party Lease") for the real estate upon which the Flushing Office and St. Clairsville Office are situated (the "Leased Real Estate"), which Third Party Lease is specifically identified on Schedule A annexed hereto;

(b) Furniture and Equipment. All of BANK ONE's right, title and interest in and to the furniture, fixtures and equipment, excluding the teller calculators, CRTs, controller and printer and signs, printed supplies and documents bearing the BANK ONE name and/or logo, owned by BANK ONE and located at the Offices, but specifically including that listed on Schedule B attached hereto (the "Fixed Assets");

(c) Safe Deposit Business. All right, title and interest of BANK ONE in and to the safe deposit business (subject to the allocation of safe deposit rental payments as provided in Section 1.03(c)(ii) hereof) located at the Offices as of the close of business on the Closing Date;

(d) Cash on Hand. All cash on hand at the Offices as of the close of business on the Closing Date including vault cash, petty cash, ATM cash, if any, and tellers' cash;

(e) Prepaid Expenses. All prepaid expenses recorded or otherwise reflected on the books of BANK ONE as at June 3 0, 1995, or incurred in the ordinary course of business thereafter, as being attributable to the Offices as of the close of business on the day immediately preceding the Closing Date, but only to the extent attributable to the Assets sold, assigned or transferred to CNB by BANK ONE pursuant to this Agreement and only to the extent arising by reason of CNB's use or ownership of such Assets after the close of business on the Closing Date. Any and all prepaid expenses incurred by BANK ONE with respect to the Offices subsequent to June 30, 1995, shall be subject to the prior written consent of CNB;

(f) Office Loans. All right, title and interest in and to all those loans which, as of the close of business on the Closing Date, are (i) secured, in whole or in part, by Deposit Accounts (as hereinafter defined) attributable to an Office and being assumed by CNB pursuant to this Agreement (the "Deposit Account Loans") or (ii) automatically created as the result of an overdraft of a Deposit Account pursuant to a pre-approved overdraft protection program offered by BANK ONE (the "Overdraft Loans"). The Deposit Account Loans and Overdraft Loans are hereinafter referred to collectively as the "Office Loans." BANK ONE shall not make any material change to its customary policies for making Office Loans at the Offices or extend Office Loans which are materially different than loans offered by BANK ONE's other offices in Steubenville, Ohio. The transfer of the Office Loans will be made without any reserve for loan losses;

(g) Records of the Offices. All original records and documents related to the Assets transferred or liabilities assumed by CNB including, but not limited to the deposit accounts; and

(h) Contracts or Agreements. All of BANK ONE's right, title and interest in and to the maintenance and service agreements related to the Offices, as listed on Schedule C annexed hereto and made a part hereof (the "Assumed Contracts"), provided the same are assignable.

1.03 Acceptance and Assumption. Subject to the terms and conditions of this Agreement, on and as of the Closing on the Closing Date, CNB shall:

(a) Assets. Receive and accept all of the Assets assigned, transferred, conveyed and delivered to CNB by BANK ONE pursuant to this Agreement, including those identified in Section 1.02 above.

(b) Deposit Liabilities. Assume and thereafter discharge, pay in full and perform all of BANK ONE's obligations and duties relating to the "Deposit Liabilities" (as hereinafter defined). The term "Deposit Liabilities" is defined herein as all of BANK ONE's obligations, duties and liabilities of every type and character relating to all deposit accounts, other than (i)
KEOGH accounts and (ii) deposit accounts securing any loan of BANK ONE which is not an Office Loan, for which CNB assumes no liability, which, as reflected on the books of BANK ONE as of the close of business on the Closing Date, are attributable to the Offices. The deposit accounts referred to in the immediately preceding sentence (hereinafter the "Deposit Accounts") include, without limitation, passbook accounts, checking, Money Market and NOW accounts, Individual Retirement Accounts for which BANK ONE has not received, on or before the Closing Date, the written advice from the account holder of such account holder's objection to or failure to accept CNB as successor custodian ("IRA's") and certificates of deposit. The "obligations, duties and liabilities" referred to in the immediately preceding sentence include, without limitation, the obligation to pay and otherwise process all Deposit Accounts in accordance with applicable law and their respective contractual terms and the duty to supply all applicable reporting forms for post-closing periods including, without limitation, Form 1099's, relating to the Deposit Accounts. With regard to each IRA included within the Deposit Accounts, CNB shall also assume the plan pertaining thereto and the trustee or custodial arrangement in connection therewith.

(c) Liabilities Under Leases/Safe Deposit Business. Assume and thereafter fully and timely perform and discharge, in accordance with their respective terms, all of the liabilities and obligations of BANK ONE arising after the Closing Date with respect to:

	(i)     all leases listed on Schedule D to this Agreement
	(including safe deposit leases if any) and sold, assigned or transferred to CNB by BANK ONE pursuant to this Agreement;

	(ii) the safe deposit business of the Offices including, but not limited to, the maintenance of all necessary facilities for the use of safe deposit boxes by the renters thereof during the periods for which such persons have paid rent therefor in advance to BANK ONE, subject to the agreed allocation of such rents, which allocation shall be satisfied in full by BANK ONE paying to CNB, in the manner specified in
	Section 6.04 hereof, the amount of rental payment received by BANK ONE for each such safe deposit box attributable to and prorated to reflect the period from and after the Closing Date, subject to the provisions of the applicable leases or other agreements relating to such boxes; and

	(iii) all safekeeping items and agreements listed on Schedule D to this Agreement and delivered to CNB by BANK ONE pursuant to this Agreement, including, but not limited to, all applicable safekeeping agreements, memoranda, or receipts so delivered to CNB by BANK ONE hereunder.

(d) Other Liabilities. Fully and timely perform and discharge, as the same may be or become due, the Assumed Contracts, the Third Party Lease for the Leased Real Estate and all additional liabilities, obligations and deferred expenses of BANK ONE as of the date of this Agreement, which are (i) reflected on the books of BANK ONE as being attributable to an Office as of the close of business on the Closing Date, and (ii) disclosed, by description and an estimate of the amount, to CNB in writing prior to the date of this Agreement), but only to the extent attributable to the Assets sold, assigned or transferred to CNB by BANK ONE pursuant to this Agreement and only to the extent arising by reason of CNB's use or ownership of such Assets after the close of business on the Closing Date. No additional liabilities and obligations of BANK ONE incurred subsequent to the date of this Agreement shall be assumed by CNB unless the prior written consent of CNB has been obtained prior to the incursion of the liability or obligation by BANK ONE.

(e) Other Obligations. Fully and timely perform its obligations relative to employees of the Offices, if any, as set forth hereinafter.

1.04    Payment of Funds.  Subject to the terms and conditions hereof, at the
Closing:
(a) Consideration. In consideration of CNB's assumption of the Deposit Liabilities and its other agreements herein, BANK ONE shall make available and transfer to CNB, in the manner specified in Section 6.04 hereof, funds equal to the aggregate balance of all Deposit Accounts (including interest posted or accrued to such accounts as of the close of business on the day immediately preceding the Closing Date) plus the deferred expenses identified in Section 1.03(d) hereof prorated as of the close of business on the day preceding the Closing Date less an amount equal to the sum of:

	(i) the amount of cash on hand at the Offices transferred to CNB as of the close of business on the Closing Date; and

	(ii) the sum of $174,524 representing the leasehold improvements made to the Leased Real Estate, which sum is attributable to said properties as follows:

		Flushing Office                 $30,211
		St. Clairsville Office          $144,313

	(iii) the sum of $14,700 representing the purchase price (and the present book value) of the furniture, fixtures and equipment being transferred to CNB on the Closing Date; and

	(iv) five percent (5%) of the aggregate "Core Deposits" (as hereinafter
	defined) of the Flushing Office, plus three percent (3%) of the
	aggregate Core Deposits of the St. Clairsville Office, as of the close
	of business on the Closing Date.  The term "Core 			Deposits" shall mean
	the aggregate balance of all Deposit Liabilities of the Offices (which
	aggregate balance shall include interest posted to such accounts as of
	the close of business on the Closing Date but shall exclude interest
	accrued but not posted to such accounts as of such dates) other than
	those represented by "Jumbo Certificates 			of Deposit" (as hereinafter
	defined) or constituting "Public Deposits"(as defined in 135.01(1)Ohio
	Revised Code). The term "Jumbo Certificates of Deposit" shall mean a
	Deposit Account represented by a certificate of deposit of $100,000 or
	more.  The amount calculated as the product of either 5% or 3%, as
	applicable, times the Core Deposits of the respective Offices as of the
	close of business on the Closing Date is hereinafter called the
	"Acquisition Consideration;" and

	(v) the amount of prepaid expenses described in Section 1.02(f) of this Agreement, prorated as of the close of business on the day immediately preceding the Closing Date; and

	(vi) the book value of the Office Loans together with accrued and unpaid interest thereon computed as of the close of business on the Closing Date.


	In the event that the sum of items (i) through (vi) above should be in excess of the aggregate amount to be transferred by BANK ONE pursuant to the first paragraph of this Section 1.04(a), the full amount of such excess shall constitute an amount due from CNB to BANK ONE, and shall be paid to BANK ONE at the Closing in the manner specified in Section 6.04 hereof. The parties shall execute a Preliminary Settlement Statement at the Closing and Final Settlement Statement post-closing, in substantially the same forms as the forms attached as Schedules Q and R, respectively.

(b)     Reimbursement and Proration of Certain Expenses.  All other expenses
(i) due and payable at times after the Closing Date for periods prior to the close of business on the Closing Date or (ii) paid prior to the close of business on the Closing Date for periods following the Closing Date, including the prepaid expenses described in Section 1.02(f) hereof and deferred expenses described in Section 1.03(d) hereof, including without limitation, real estate taxes and assessments which are a lien but not yet due and payable, utility payments, payments due on leases assigned, payments due on assigned service and maintenance contracts and similar expenses relating to the Offices shall be prorated between BANK ONE and CNB as of the close of business on the day immediately preceding the Closing Date, provided, however, that all real estate taxes and assessments, if any, and to the extent payable by Seller and/or Buyer, shall be prorated at the Closing on the basis of the most recently certified real estate taxes and assessments, and all utility payments and lease payments shall be prorated on the basis of the best information available at Closing. With respect to premiums paid to the FDIC deposit insurance for the Deposit Liabilities it shall be assumed that all the Deposit Liabilities are insured under the Bank Insurance Fund; the proration of FDIC insurance premiums will be based on the amount of the Deposit Liabilities as of the close of business on the Closing Date and the number of days during any period for which BANK ONE has prepaid premiums to the FDIC but during which CNB has held or will hold the Deposit Liabilities. For prorations, if any, which cannot be reasonably calculated as of the Closing, a post-closing adjustment shall be made in the manner specified in Section 6.04 hereof

(c) Expenses Relating to Real Property. The costs, fees and expenses of all title commitments, title guaranties and title examinations relating to the procurement of the Title Commitments related to the Leased Real Estate referred to in Sections 2.01(c) and 5.02(g) herein, shall be allocated to, and shall be borne, solely and exclusively by CNB. The costs, fees and expenses relating to the premiums for all title insurance policies (net of the costs of all title commitments, guaranties and examinations), and other similar costs, fees and expenses, if any, relating to the sale and transfer of the interest in the Leased Real Estate, shall be allocated to, and shall be borne, solely and exclusively, by CNB.

CONDUCT OF THE PARTIES PRIOR TO CLOSING.

2.01 Covenants of BANK ONE. BANK ONE hereby covenants to CNB that, from the date hereof until the Closing, it will do or cause the following to occur:

(a) Operation of the Offices. BANK ONE shall continue to operate the Offices in a manner equivalent to that manner and system of operation employed immediately prior to the date of this Agreement; provided, however, that it is contemplated by the parties that, prior to Closing, BANK ONE will be terminating certain programs which are currently in effect which allow depositors to access Deposit Accounts through electronic means and, provided further, that BANK ONE contemplates that the name of the Offices may be changed to BANK ONE, WHEELING-STEUBENVILLE, N.A., as a result of a proposed consolidation and corporate combination of BANK ONE, WHEELING, N.A., BANK ONE, NEW MARTINSVILLE, N.A. and BANK ONE, STEUBENVILLE, N.A. (the "Intra-Corporate Consolidation"), which such event may occur prior to the Closing Date hereof BANK ONE will use its best efforts to ensure that no harm or damage to the reputation of the Offices or material reduction in the existing deposit liabilities of the Offices occurs.

Notwithstanding the foregoing and except as may be required to obtain the required authorizations referred to in Section 2.03 of this Agreement, between the date of this Agreement and the Closing Date, and except as may be otherwise required by a regulatory authority or to effectuate the Intra-Corporate Consolidation, BANK ONE shall not without the prior consent of CNB, which consent shall not be unreasonably withheld:

	(i) cause any Office to engage or participate in any material transaction or incur or sustain any obligation which, in the aggregate, is material to its business, condition or operations except in the ordinary course of business;

	(ii) cause any Office to transfer to BANK ONEs other operations any material amount of Assets, except for (a) supplies, if any, which have unique function in BANK ONE's business and ordinarily would not be useful to CNB, (b) cash and other normal intrabank transfers which may be transferred in the ordinary course of business in accordance with normal banking practices and (c) signs, or those parts thereof, bearing the BANK ONE name and/or logo.

	(iii) cause the Offices to transfer to BANK ONE's other operations any deposits other than deposits securing loans made by BANK ONE which are not Office Loans, except in the ordinary course of business at the unsolicited request of depositors or cause any of BANK ONE's other operations to transfer to the Offices any deposits, except in the ordinary course of business at the unsolicited request of depositors; provided, however, that BANK ONE shall be permitted to make such transfers of any deposits to or from the Offices provided that neither (A) the net amount of transfers to the Offices minus the amount of transfers from the Offices nor (B) the net amount of transfers from the Offices minus transfers to the Offices exceeds $100,000;

	(iv) invest in any Fixed Assets on behalf of any Office, except for commitments made on or before the date of this Agreement which are disclosed to CNB on Schedule B of this Agreement and for replacements of furniture, furnishings and equipment and normal maintenance and refurbishing purchased or made in the ordinary course of Office business;

	(v) enter into or amend any continuing contract (other than Deposit Liabilities and Office Loans) relating to the Offices, which cannot be terminated without cause and without payment of any amounts as a penalty, bonus, premium or other compensation for termination, or which is not made in the ordinary course of Office business;

	(vi) undertake any actions which are inconsistent with a program to use all reasonable efforts to maintain good relations with customers and with employees employed at the Offices, unless such actions are required or permitted by this Agreement;

	(vii) hire (other than to replace a departing employee and/or to bring the number of employees at the Offices to normal staffing levels), transfer, reassign or terminate any employee of the Offices, increase the compensation of any employee of the Offices, or promote any of the employees except pursuant to and consistent with customary
	BANK ONE procedures and policies; or

	(viii) make any material change to its customary policies for setting rates on deposits offered at the Offices.

(b)Information Concerning the Offices. Upon reasonable notice, BANK ONE shall permit officers and authorized representatives of CNB access to inspect the Offices during normal business hours or at such other time mutually agreed upon by both parties and permit CNB to make or cause to be made such reasonable investigation of information and materials relating to the financial condition of the Offices, including general and subsidiary ledgers, deposit records, audit reports and any other information concerning the business, property, personnel and legal questions concerning the Offices (and related to the physical condition of the Offices), as CNB reasonably deems necessary or advisable; provided, however, that such access and investigation shall be reasonably related to the transactions contemplated hereby and shall not interfere unnecessarily with the normal operations of the Offices or BANK ONE; and provided, further, that nothing in this Section 2.0 1 (b) shall be deemed to require BANK ONE to breach any obligation of confidentiality or to reveal an proprietary information, trade secrets, marketing, strategic plans or information not related to the transaction contemplated by this Agreement. The information and materials related to the financial condition of the Offices which will be made available to CNB from BANK ONE pursuant to this subsection will be accurate in all material respects and will accurately and completely reflect the Deposit Liabilities attributable to the Offices as of the date the information is provided.

(c) Title Commitments for Real Estate. CNB, may at its election and expense, no later than thirty (30) days after the date of this Agreement,
obtain a commitment or commitments (the "Title 	Commitments") having an
effective date as near as feasible to the date of delivery of such Title Commitments from a title insurance company authorized to do business in Ohio designated by CNB and reasonably satisfactory to BANK ONE, to issue to CNB as soon as practicable after the Closing Date, as applicable, an American Land Title Association (ALTA) leasehold title insurance (1975 Form) policies having an effective date as of the Closing Date in an amount satisfactory to CNB
(but not in excess of the amount of the leasehold interest to be transferred to CNB pursuant to the Third Party Lease) covering the Leased Real Estate, subject to the exceptions specified in the Title Commitments. Such commitments shall show title vested in BANK ONE. If title to all or part of the Leased Real Estate is unmarketable or is subject to any defect, lien, encumbrance, easement, condition, restriction or encroachment other than the Permitted Exceptions as defined in Section 10.08(c) herein, then CNB shall provide written notice thereof to BANK ONE. BANK ONE shall have thirty days after written notice thereof from CNB, to elect to remedy or remove any such defect, lien, encumbrance, easement, condition, restriction or encroachment but, if BANK ONE does not, CNB may elect to attempt to cure or remove such defect or encumbrance or other matter, for a period of thirty days thereafter. BANK ONE also shall execute and deliver to CNB at the time of Closing such affidavits and other instruments, if any, as the title insurance issuing the Title Commitments may require to delete the standard exceptions appearing as Schedule B items in a standard ALTA leasehold title insurance policy, other than those which may only be deleted by a survey. CNB shall have the right to obtain at its sole cost and expense duly certified surveys, and BANK ONE hereby grants to CNB and its surveyors, agents and contractors right of access to the Leased Real Estate, with the prior consent of the landlord obtained by CNB, for the purpose of performing the surveys.

(d) Required Authorizations. BANK ONE shall obtain and procure all necessary corporate approvals and authorizations, if any, required on its part to enable it to fully perform all obligations imposed on it hereunder which must be performed by it at or prior to the Closing.

(e) Creation of Liens and Encumbrances. With respect to the Leased Real Estate, BANK ONE shall not create or allow any liens, imperfections in title, charges, easements, restrictions or encumbrances other than the Permitted Exceptions.

(f) Condemnation. If prior to Closing all or any portion of the Leased Real Estate is taken or is made subject to eminent domain or other governmental acquisition proceedings, then BANK ONE shall promptly notify CNB thereof, and CNB may either complete the Closing and receive the proceeds paid or payable on account of such acquisition proceedings, or terminate this Agreement. If CNB terminates this Agreement, both parties shall thereupon be relieved from all further obligations hereunder.

(g) Insurance Proceeds, Casualty and Condemnation Payments. BANK ONE shall maintain adequate insurance on all the Assets consisting of Leased Real Estate and Fixed Assets through the Closing Date. In the event of any damage, destruction or condemnation affecting such Assets between the date hereof and the time of the Closing, BANK ONE shall deliver to CNB any insurance proceeds and other payments, to the extent of the applicable amount set forth in
Section 1.04(a)(ii) or (iii) hereof with respect to the replacement cost with respect to the Fixed Assets, as the case may be, received (or with respect to insurance proceeds, which would be received assuming BANK ONE's insurance policy had no deductible) by BANK ONE as a result thereof unless, in the case of damage or destruction, BANK ONE has repaired or replaced the damaged or destroyed property.

(h) IRA Accounts. Not later than thirty days prior to the expected Closing Date, BANK ONE shall, at BANK ONE's expense, mail notice of BANK ONE's resignation as Custodian and the appointment of CNB as the Successor Custodian, effective upon Closing, of each Individual Retirement Account maintained at the Offices. The notice shall include such other information that is mutually agreed upon by BANK ONE and CNB.

	(i) Assignment of the Lease. BANK ONE shall use its reasonable good faith efforts to obtain any written consent of the landlord as
	shall be necessary for the effective assignment of the   Third Party
	Lease as of the Closing Date. The assignment of the Third Party Lease shall be substantially the form of Schedule E attached hereto and incorporated herein. CNB acknowledges that the Third Party Lease for the St. Clairsville Office is currently a month-to- month Lease and may not be assignable, and therefore, CNB acknowledges that it may be required to negotiate directly with the Landlord of said Third Party Lease for any future leasehold rights to the St. Clairsville Office if
	said Third Party Lease is not extended by      BANK ONE prior to the
	Closing Date.

2.02 Covenants of CNB. CNB hereby covenants to BANK ONE that, from the date hereof until the Closing, it will do or cause the following to occur:

(a) Regulatory Applications. CNB shall prepare and submit for filing, at no expense to BANK ONE, any and all applications, filings, and registrations with, and notifications to, all federal and state authorities required on the
part of CNB or any shareholder or affiliate of CNB for    the Acquisition to
be consummated at the Closing as contemplated in Section 6.01 herein and for CNB to operate the Offices following the Closing. CNB shall provide BANK ONE with a draft copy of each application for BANK ONE's approval prior to filing, which approval by BANK ONE will not be unreasonably withheld or delayed. Such applications will be submitted to BANK ONE in draft form within thirty (30) days from the date of this Agreement and filed by CNB without delay following BANK ONE's approval of such applications; provided, however, that in no event will such applications be filed later than sixty (60) days from the date of this Agreement. Thereafter, CNB shall pursue all such applications, filings, registrations, and notifications diligently and in good faith, and shall file such supplements, amendments, and additional information in connection therewith as may be reasonably necessary for the Acquisition to be consummated at such Closing and for CNB to operate the Offices following the Closing.
CNB shall deliver to BANK ONE evidence of the filing of each and all of such applications, filings, registrations and notifications (except for any confidential portions thereof, and any supplement, amendment or item of additional information in connection therewith (except for any confidential portions thereof). CNB shall also deliver to BANK ONE a copy of each material notice, order, opinion and other item of correspondence received by CNB from such federal and state authorities (except for any confidential portions thereof) and shall advise BANK ONE, at BANK ONE's request, of developments and progress with respect to such matters.

(b) Required Authorizations. CNB shall obtain and procure all necessary corporate approvals and authorizations, if any, required on its part to enable it to fully perform all obligations imposed on it hereunder which must be performed by it at or prior to the Closing.

(c) Satisfaction of Conditions. CNB shall not voluntarily undertake any course of action inconsistent with the satisfaction of the requirements or the conditions applicable to it, or its agreements, undertakings, obligations, or covenants set forth in this Agreement, and it shall promptly do all such reasonable acts and take all such reasonable measures as may be appropriate to enable it to perform as early as possible the agreements, undertakings, obligations, and covenants herein provided to be performed by it, and to enable the conditions precedent to BANK ONE's obligations to consummate the Closing of the Acquisition to be fully satisfied. Additionally, CNB shall not knowingly, directly or through any existing or future subsidiary or affiliate, take any action that would be in conflict with, or result in the denial, delay, termination, or withdrawal of, any of the regulatory approvals referred to in this Agreement.

(d) Cooperation Regarding Leased Real Estate. CNB shall, at BANK ONE's request in connection with BANK ONE's obtaining the consents specified in
Section 2.01 (I), advise,        in writing, the lessor of Leased Real Estate,
of CNB's intent to assume and comply with the     terms of the Third Party
Lease (as to matters arising from and after the Closing Date) for the Offices.

2.03 Covenants of All Parties. BANK ONE hereby covenants to CNB, and CNB hereby covenants to BANK ONE that, from the date hereof until the Closing, such party shall cooperate fully with the other party in attempting to obtain all consents, approvals, permits, or authorizations which are required to be obtained pursuant to any federal or state law, or any federal or state regulation thereunder, for or in connection with the transactions described and contemplated in this Agreement.

3. REPRESENTATIONS AND WARRANTIES.

3.01 Representations and Warranties of BANK ONE. BANK ONE represents and warrants to CNB to the best of its knowledge, as follows:

(a) Good Standing and Power of BANK ONE. BANK ONE is a national banking association duly organized, validly existing, and in good standing under the laws of the United States with corporate power to own its properties and to carry on its business as presently conducted. BANK ONE is an insured bank as defined in the Federal Deposit Insurance Act and applicable regulations thereunder.

(b) Authorization of Agreement. The execution and delivery of this Agreement, and the transactions contemplated hereby, have been duly authorized by all necessary corporate action on the part of BANK ONE, and this Agreement is a valid and binding obligation of BANK ONE.

(c) Effective Agreement. Subject to the receipt of any and all necessary regulatory approvals and required consents, the execution, delivery, and performance of this Agreement by BANK ONE and the consummation of the transactions contemplated hereby, will not conflict with, result in the breach of, constitute a violation or default, result in the acceleration of payment or other obligations, or create a lien, charge or encumbrance, under any of the provisions of Articles of Association or By-Laws of BANK ONE, under any judgment, decree or order, under any law, rule, or regulation of any
government or agency thereof,   or under any material contract, material
agreement or material instrument to which BANK ONE is subject, where such conflict, breach, violation, default, acceleration or lien would have a material adverse effect on the Assets or BANK ONE's ability to perform its obligations hereunder.

(d) Title to Real Estate And Other Assets. Except for the Leased Real Estate, BANK ONE is the sole owner of each of the Assets free and clear of any mortgage, lien, encumbrance or restrictions of any kind or nature. BANK ONE has valid leasehold title to the Leased Real Estate pursuant to the Third Party Lease and has the use of the Real Estate pursuant to the Third Party Lease, a binding lease agreement which will be assigned to CNB by delivery of an assignment conveying such leasehold interest to CNB at the Closing for the Flushing Office and, to the extent possible, for the St. Clairsville Office.

(e) Zoning Variations. As of the date of this Agreement, BANK ONE has neither received written notice of nor has it any notice of any contemplation to provide BANK ONE with any written notice from any governmental authority of any uncorrected violations of zoning and/or building codes relating to the Leased Real Estate. The Leased Real Estate is zoned to permit CNB to use said properties as offices of a financial institution.

(f)     IRA Account Documentation.  The form of Individual Retirement
Custodial Account Agreement for individual retirement accounts, and the related Amended and Restated Individual Retirement Account Disclosure Statement annexed hereto as Schedule G, constitute the form of the document establishing the trustee or custodial arrangement in connection with all IRAs's maintained at the Office.

(g) Condemnation Proceedings. BANK ONE has received no written notice of any pending or threatened, nor is it aware of any contemplated, condemnation proceeding affecting or relating to the Offices.

(h) No Broker. No broker or finder or other party or agent performing similar functions, has been retained by BANK ONE or is entitled to be paid based upon any agreements, arrangements, or understandings made by BANK ONE in connection with the transactions contemplated hereby, and no brokerage fee or other commission has been agreed to be paid by BANK ONE on account of the transactions contemplated hereby.

(i) Taxes. All federal, state and local payroll, withholding, property, sales, use and transfer taxes, if any, which are due and payable by BANK ONE relating to the Offices prior to the date of Closing shall be paid in full as of the Closing Date or BANK ONE shall have made appropriate provision for such payment in accordance with ordinary business practices. Any claims for refunds of taxes which have been paid by BANK ONE shall remain the property of BANK ONE.

(j) Operations Lawful. The conduct of banking business at the Offices is in compliance in all material respects with all federal, state, county and municipal laws, ordinances and regulations applicable to conduct of such business.

(k) Third-Party Claims. There are no actions, suits or proceedings, pending or, to the best of BANK ONE's knowledge, threatened against or affecting BANK ONE which could have a material adverse effect on the aggregate value of the banking business and Assets of the Offices.

(l) Insurance. BANK ONE maintains such insurance on the Offices and the Fixed Assets to be purchased by or assigned to CNB as may be required or as is customary in the business of banking.

(m) Labor Relations. No employee located at any of the Offices is represented, for purposes of collective bargaining, by a labor organization of any type. BANK ONE is unaware of any efforts during the past three years to unionize or organize any employees at any Office, and no material claim related to employees at the Offices under the Fair Labor Standards Act, National Labor Relations Act, Civil Rights of 1964, Walsh-Healy Act, Davis Bacon Act, -Civil Rights of Act of 1866, Age Discrimination in Employment Act, Equal Pay Act of 1963, Executive Order No. 11246, Federal Unemployment Tax Act, Vietnam Era Veterans Readjustment Act, Occupational Safety and Health Act, Americans with Disabilities Act or any state or local employment related law, order, ordinance or regulation, no unfair labor practice, discrimination or wage-and-hour claim is pending or, to the best of BANK ONE's knowledge, threatened against or with respect to BANK ONE.

(n) Governmental Notices. BANK ONE has not received notice from any federal or state governmental agency indicating that it would oppose or not grant or issue its consent or approval, if required, with respect to the transactions contemplated by this Agreement.

(o) Environmental. To the actual knowledge of the executive officers of BANK ONE, there are no actions, proceedings or investigations pending before any environmental regulatory body, federal or state court with respect to or threatened against or affecting BANK ONE in respect of any Office under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), or under the any federal, state, local or municipal environmental statute, ordinance or regulation in respect thereof and in connection with any release of any toxic or "hazardous substance," pollutant or contaminant into the "environment," nor, to the best knowledge of the executive officers of BANK ONE, is there any reasonable basis for the institution of any such actions or proceedings or investigations which is probable of assertion, nor are there any such actions or proceedings or investigations in which BANK ONE is a plaintiff or complainant. To the actual knowledge of the executive officers of BANK ONE, BANK ONE is not responsible in any material respect under any applicable environmental law for any release by BANK ONE or for any release by an other "Person" at or in the vicinity of any Office of a hazardous or toxic substance, contaminant or pollutant caused by the spilling, leaking, pumping, pouring, emitting, emptying, discharging, injecting, escaping, leaching, dumping or disposing of hazardous wastes or other chemical substances, pollutants or contaminants into the environment, nor is BANK ONE responsible for any material costs (as a result of the acts or omissions of BANK ONE, or, to the actual knowledge of the executive officers of BANK ONE, as a result of the acts or omissions of any other "person") of any remedial action including, without limitation, costs arising out of security fencing, alternative water supplies, temporary evacuation and housing and other emergency assistance undertaken by any environmental regulatory body having jurisdiction over BANK ONE to prevent or minimize any actual or threatened release by BANK ONE on premises any hazardous wastes or other chemical substances, pollutants and contaminants into the environment which would endanger the public health or the environment. All terms contained in quotation marks in this paragraph and the paragraph immediately following shall have the meaning ascribed to such terms as defined in all federal, state and local statutes, regulations or ordinances.

Except as previously disclosed to CNB in writing, to the actual knowledge of the executive officers of BANK ONE, each Office is, in all material respects, in compliance with all applicable Federal, state, local or municipal statutes, ordinances, laws and regulations and all orders, rulings or other decisions of any court, administrative agency or other governmental authority relating to the protection of the environment.

For purposes of this section, the term "executive officer" shall refer to all executive officers of BANK ONE as defined in 12 CFR 215.2 as of the date of this Agreement.

(p) Access to Real Estate. No fact or condition exists which would result in the termination or impairment of access to the Leased Real Estate from adjoining public or private streets or ways or which could result in discontinuation of necessary sewer, water, electric, gas, telephone, or other utilities or services. All sewage, sanitation, plumbing, refuse disposal, and similar facilities servicing the Leased Real Estate are in full compliance with applicable governmental regulations.

(q) Mechanic's Liens. BANK ONE has paid or will pay in full all bills and invoices for labor and material of any kind arising from the ownership, operation, management, repair, maintenance, or leasing of the Leased Real Estate, and no actual or potential mechanic's lien or other claims are outstanding or available to any party in connection with the ownership, operation, management, repair, maintenance, or leasing said properties.

(r) Deposit. Attached as Schedule H hereto is a true and accurate schedule of all Deposit Accounts (including individual retirement accounts) domiciled at the Offices, prepared as of a date within thirty (30) days prior to the date of this Agreement, listing by Office and by category the amount of all deposits and the interest rates and maturity dates associated with such deposits, and indicating the deposits that constitute Core Deposits.

(s) Office Loans. Attached hereto as Schedule I is a true and accurate schedule of all Office Loans, including accrued and unpaid interest thereon, computed as of a date within thirty (30) days prior to the date of this Agreement, excluding, however, such Office Loans which are more than 30 days past due for payment.

(t) Personal Property. Schedule B is a true and accurate schedule of Fixed Assets owned by BANK ONE at any of the Offices, which Schedule specifies the original cost and net book value of each such item, as shown on the financial records of BANK ONE, computed as of the month-end immediately prior to the date of execution of this Agreement and describing any security interest therein or lien thereon.

(u) Assumed Contracts and Third Party Lease. Schedule C is a true and accurate schedule of all Assumed Contracts related to the Offices. Each Assumed Contract is valid and subsisting in full force and effect.

(v) FIRPTA. BANK ONE is not a "foreign person" within the meaning of the Internal Revenue Code 1445.

3.02 Representations and Warranties of CNB. CNB represents and warrants to BANK ONE, to the best of its knowledge, as follows:

(a) Good Standing, and Power of CNB. CNB is a national banking association duly organized, validly existing, and in good standing under the laws of the United States with corporate power to own its properties and to carry on its business as presently conducted. CNB is an insured bank, as defined in the Federal Deposit Insurance Act and applicable regulations thereunder.

(b) Authorization of Agreement. The execution and delivery of this Agreement, and the transactions contemplated hereby, have been duly authorized by all necessary corporate action on the part of CNB, and this Agreement is a valid and binding obligation of CNB.

(c) Effective Agreement. Subject to the receipt of any and all necessary regulatory approvals, the execution, delivery, and performance of this Agreement by CNB, and the consummation of the transactions contemplated hereby, will not conflict with, result in the breach of, constitute a violation or default, result in the acceleration of payment or other obligations, or create a lien, charge or encumbrance, under any of the provisions of the Articles of Association or By-Laws of CNB, under any judgment, decree or order, under any law, rule or regulation of any government or agency thereof, or under any material agreement, material contract or material instrument to which CNB is subject, where such conflict, breach, violation, default, acceleration or lien would have a material adverse effect on CNB's ability to perform its obligations hereunder.

(d) No Broker. No broker or finder, or other party or agent performing similar functions, has been retained by CNB or is entitled to be paid based upon any agreements, arrangements, or understandings made by CNB in connection with the transactions contemplated hereby, and no brokerage fee or other commission has been agreed to be paid by CNB on account of the transactions contemplated hereby.

4. ACTIONS RESPECTING EMPLOYEES AND PENSION AND EMPLOYEE BENEFIT
PLANS.

4.01    Employment of Employees

(a) CNB shall extend offers of employment, as of the Closing Date to all employees of the Offices.

(b) Not later than thirty (30) days following the date of this Agreement, CNB shall advise BANK ONE, in writing, of the names of all of the employees of the Offices, who thereafter accept such offer of employment with CNB (the "Transferred Employees"). Following the expiration of said 30 days, BANK ONE shall be permitted to offer other employment opportunities to any employees of the Offices who are not Transferred Employees, but this provision shall not be construed to obligate BANK ONE to make any such offers.

4.02 Terms and Conditions of Employment. Except as otherwise provided explicitly in this Agreement, the terms of employment for each Transferred Employee shall be determined solely by CNB's policies, procedures, and programs; provided, however, that for purposes of CNB's various employee benefit plans at and following the Closing Date, (i) time of service with BANK ONE will be credited to Transferred Employees for purposes of determining and calculating their eligibility for and vesting with respect to such plans and (ii) all pre-existing conditions of Transferred Employees will be waived by CNB with respect to all CNB's plans.

4.03 Compliance with Law. BANK ONE agrees that it shall comply with any applicable requirements, if any, for the Worker Adjustment and Retraining Notification Act in connection with the transaction contemplated by this Agreement.

4.04 Actions to be Taken by BANK ONE. BANK ONE covenants to CNB that it will do or cause the following to occur:

(a) Solicitation of Transferred Employees. Except with the written consent of CNB, for six months following the Closing Date, BANK ONE will not solicit Transferred Employees as prospective officers or employees of BANK ONE.

(b) Employee Benefit Programs. BANK ONE's obligations to employees of the Offices, including Transfer-red Employees, will be as set forth in established policies of BANC ONE CORPORATION and/or BANK ONE and BANK ONE shall continue its employee benefit programs in full force and effect as benefit programs for Transferred Employees through the Closing Date. After the Closing, BANK ONE shall retain the responsibility and liability for the funding and payment of all claims incurred under such employee benefit programs through the Closing Date. CNB shall have no obligation or liability to compensate Transferred Employees for benefits of any kind earned, accrued, promised and/or provided to Transferred Employees as employees of BANK ONE, except with respect to eligibility and vesting as set forth in Section 4.02, above.

(c) Employees of the Offices. BANK ONE shall not, without CNB's prior written consent, (i) increase the aggregate full-time equivalent size of the work force at the Offices above the aggregate normal staffing levels designated by BANK ONE for the Offices at the date hereof, (ii) terminate any Transferred Employee prior to the Closing Date, unless such person is dismissed for cause and written notice of such dismissal is provided to CNB,
(iii) transfer or assign any Transferred Employee prior to the Closing Date to a position of permanent employment with BANK ONE; or (iv) increase the compensation of any Transferred Employee except pursuant to existing BANK ONE policies and procedures.

The obligations of BANK ONE pursuant to this Section 4.04 shall survive the Closing.

5. CONDITIONS PRECEDENT TO CLOSING.

5.01 Conditions to BANK ONE's Obligations. The obligations of BANK ONE to consummate the Acquisition are subject to the satisfaction, or the waiver in . writing by BANK ONE to the extent permitted by applicable law, of the following conditions at or prior to the Closing:

(a) Prior Regulatory Approval. All filings and registrations with, and notifications to, all federal and state authorities required for consummation of the Acquisition shall have been made, all approvals and authorizations of all federal and state authorities required for consummation of the Acquisition shall have been received and shall be in full force and effect, and all applicable waiting periods shall have passed.

(b) Corporate Action. The Board of Directors of CNB shall have taken all corporate action necessary by it to effectuate this Agreement and the Acquisition and CNB shall have furnished BANK ONE with a certified copy of each such resolution adopted by the Board of Directors of CNB evidencing the same.

(c) Representations and Warranties. The representations and warranties of CNB set forth in this Agreement shall be true and correct in all material respects on the Closing Date with the same effect as though all such representations and warranties had been made on and as of such date, and CNB shall have delivered to BANK ONE a Certificate to that effect, dated as of the Closing Date to the effect specified in Schedule J to this Agreement.

(d) Covenants. Each and all of the covenants and agreements of CNB to be performed or complied with at or prior to Closing pursuant to this Agreement shall have been duly performed or complied with in all material respects by CNB, or waived by BANK ONE, and CNB shall have delivered to BANK ONE a Certificate to that effect, dated as of the Closing Date to the effect specified in Schedule J to this Agreement.

(e) No Proceeding or Prohibition. At the time of the Closing, there shall not be any litigation, investigation, inquiry, or proceeding pending or threatened in or by any court or agency of any government or by any third party which in the judgment of the executive officers of BANK ONE, with the advice of counsel, presents a bona fide claim to restrain, enjoin, or prohibit consummation~nation of the transaction contemplated by this Agreement or which might result in rescission in connection with such transactions; and BANK ONE shall have beenfurnishedd with a Certificate, substantially in the form as specified in Schedule J to this Agreement, dated as of the Closing Date and signed by the Chairman, President or an Executive Vice President and Secretary or Assistant Secretary of CNB, to the effect that no such litigation, investigation, inquiry, or proceeding is pending or, to the best of their knowledge, threatened.

(f) Opinion of Counsel. CNB shall have delivered to BANK ONE an opinion, dated as of the Closing Date, of legal counsel reasonably satisfactory to BANK ONE and its counsel, in form and substance reasonably satisfactory to BANK ONE and its counsel, to the effect specified in Schedule K to this Agreement.

5.02 Conditions to CNB's Obligations. The obligations of CNB to consummate the Acquisition are subject to the satisfaction, or the waiver in writing by CNB to the extent permitted by applicable law, of the following conditions at or prior to the Closing:

(a) Prior Regulatory Approval. All filings and registrations with, and notifications to, all federal and state authorities required for consummation of the Acquisition and operation of the Offices by CNB shall have been made, all approvals and authorizations of all federal and state authorities required for consummation of the Acquisition and operation of the Offices by CNB shall have been received and shall be in full force and effect, and all applicable waiting periods shall have passed.

(b) Corporate Action. The Board of Directors of BANK ONE shall have taken all corporate action necessary to effectuate this Agreement and the Acquisition; and BANK ONE shall have furnished CNB with a certified copy of each such resolution adopted by the Board of Directors of BANK ONE evidencing the same.

(c) Representations and Warranties. The representations and warranties of BANK ONE set forth in this Agreement shall be true and correct in all material respects on the Closing Date with the same effect as though all such representations and warranties had been made on and as of such date (unless a different date is specifically indicated in such representations and warranties), and BANK ONE shall have delivered to CNB a Certificate to that effect, dated as of the Closing Date to the effect specified in Schedule L to this Agreement.

(d) Covenants. Each and all of the covenants and agreements of BANK ONE to be performed or complied with pursuant to this Agreement shall have been duly performed or complied with in all material respects by BANK ONE, or waived by CNB, and BANK ONE shall have delivered to CNB a Certificate to that effect, dated as of the Closing Date to the effect specified in Schedule L to this Agreement.

(e) No Proceedings or Prohibitions. At the time of the Closing, there shall not be any litigation, investigation, inquiry, or proceeding pending or threatened in or by any court or agency of any government or by any third party which in the judgment of the executive officers of CNB, with the advice of counsel, presents a bona fide claim to restrain, enjoin, or prohibit consummation of the transactions contemplated by this Agreement or which might result in rescission in connection with such transactions; and CNB shall have been furnished with a Certificate, in substantially the form specified in Schedule L to this Agreement, dated as of the Closing Date and signed by the Chairman, President, or Vice President, and the Secretary or Assistant Secretary of BANK ONE, to the effect that no such litigation, investigation, inquiry, or proceeding is pending or threatened to the best of their knowledge.

(f) Opinion of Counsel. BANK ONE shall have delivered to CNB an opinion, dated as of the Closing Date, of legal counsel reasonably satisfactory to CNB and its counsel, in form and substance reasonably satisfactory to CNB and its counsel, to the effect specified in Schedule M to this Agreement.

(g) Real Property. The Title Commitment (as defined in Section 2.01(c) herein), at CNB's election, shall have been delivered to CNB, and updated to or as close as practicable to (but in no event more than five (5) business days prior to) the Closing Date, and such updated Title Commitment shall not include any special exceptions other than those set forth in the original Title Commitment and any other Permitted Exceptions.

(h) Fixed Assets. There shall have been no material alteration in or adjustment to the Fixed Assets. For purposes of this subsection h), it will not be considered to be a material alteration or adjustment to the Fixed Assets if (i) there is damage or destruction to the Fixed Assets as contemplated by
Section 2.01 (g) herein and BANK ONE complies with said Section 2.0 1 (g),
(ii) BANK ONE makes additions to the Fixed Assets with the prior written consent of CNB or (iii) BANK ONE makes additions to the Fixed Assets without CNB's consent in order to correct emergency situations which are threatening to impair BANK ONE's operations at an Office.

5.03 Non-Satisfaction of Conditions Precedent. The non-occurrence or delay of the Closing of the Acquisition by reason of the failure of timely satisfaction of all conditions precedent to the obligations of any party hereto to consummate the Acquisition shall in no way relieve such party of any liability to the other party hereto, nor be deemed a release or waiver of any claims the other party hereto may have against such party, if and to the extent the failure of timely satisfaction of such conditions precedent is attributable to the actions or inactions of such party.

5.04    Waiver of Conditions Precedent.  The conditions specified in Sections
5.01 and 5.02 herein shall be deemed satisfied or, to the extent not satisfied, waived if the Closing occurs unless such failure of satisfaction is reserved in a writing executed by CNB and BANK ONE at or prior to the Closing.

6. CLOSING

6.01 Closing and Closing Date. The Acquisition contemplated by this Agreement shall be consummated and closed (the "Closing") at such location as shall be mutually agreed upon by CNB and BANK ONE, on a date to be mutually agreed upon by CNB and BANK ONE which date is after all required regulatory approvals have been obtained and all applicable regulatory waiting periods associated therewith have expired. The precise date on which the Closing. shall occur (the "Closing Date")shall be confirmed by the parties in writing not less than five (5) days after receiving all required regulatory approvals.

6.6.02 BANK ONE's Actions at Closing. At the Closing (unless another time is specifically stated in Section 6.04 hereof), BANK ONE shall, with respect to the Offices:

(a) deliver to CNB at the Offices such of the Assets purchased hereunder as shall be capable of physical delivery, including, without limitation, all assets comprising the safe deposit box business, if any, of the Offices; and

(b) execute, acknowledge and deliver to CNB all such endorsements, assignments, bills of sale, and other instruments of conveyance, assignment, and transfer as shall reasonably be necessary or advisable to consummate the sale, assignment, and transfer of the Assets sold or assigned to CNB hereunder and such other documents as the title company may reasonably require; the originals of all blueprints, construction plans, specifications and plat relating to the Leased Real Estate, which are now in BANK ONE's possession or which BANK ONE has reasonable access to; and such other documents or instruments as may be reasonably required by CNB, required by other provisions of this Agreement, or reasonably necessary to effectuate the Closing. All of the documents and instruments to be delivered by BANK ONE hereunder shall be in form and substance reasonably satisfactory to counsel for CNB; and

(c) execute, acknowledge and deliver to CNB a duly executed and recordable assignment to CNB of the Third Party Lease and a consent to assignment from the landlord of the Third Party Lease all in substantially as set forth in Schedule E attached hereto and incorporated herein by reference;

(d) assign, transfer, and deliver to CNB such of the following records (in whatever form or medium then maintained by BANK ONE) pertaining to the Deposit Liabilities and accrued interest thereon of the Offices assumed by CNB hereunder as exist and are available:

	(i) signature cards, orders and contracts between BANK ONE and depositors of the Offices, and records of similar character; and

	(ii) canceled checks and/or negotiable orders of withdrawal representing charges to depositors; and

	(iii)   a trial balance listing of records of account; and

	(iv) all other miscellaneous records, statements and other data and materials maintained by BANK ONE relative to any Deposit Liabilities being assumed by CNB; and

(e) assign, transfer, and deliver to CNB such safe deposit and safekeeping files and records (in whatever form or medium then maintained by BANK ONE) pertaining to the safe deposit business of the Offices transferred to CNB hereunder as exist and are available, together with the contents of the safe deposit boxes maintained at the Offices, as the same exist as of the close of business on the day immediately preceding the Closing Date (subject to the terms and conditions of the leases or other agreements relating to the same) and all securities and other records, if any, held by the Offices for their customers as of the close of business on the day immediately preceding the Closing Date (subject to the terms and conditions of the agreements or receipts relating to the same); and

(f) make available and transfer to CNB on the Closing Date and prior to the conclusion of the Closing any funds required to be paid to CNB pursuant to the terms of this Agreement; and

(g) execute, acknowledge and deliver to CNB all Certificates and other documents required to be delivered to CNB by BANK ONE at the Closing pursuant to the terms hereof, and

(h) assign by endorsement substantially in a form as provided in Schedule O attached hereto, transfer and deliver to CNB the contract, promissory note or other evidence of indebtedness related to the Office Loans together with the loan file and records in whatever form or medium then maintained by BANK
ONE) pertaining to such Office Loans; and

(i) assign to CNB all BANK ONE's rights in and to the Assumed Contracts which are assignable and which constitute part of the Assets.

6.03 CNB's Actions at the Closing At the Closing (unless another time is specifically stated in Section 6.04 hereto~o, CNB shall, with respect to the
Offices:

(a) execute, acknowledge, and deliver to BANK ONE, to evidence the assumption of the liabilities and obligations of BANK ONE by CNB hereunder, an instrument of assumption in the form set forth in Schedule P to this Agreement, and BANK ONE shall then accept, execute, and acknowledge such instrument. Copies of such instrument may be recorded in the public records at the option of either party hereto. The execution and acknowledgment of such instrument shall not be deemed to be a waiver of any rights or obligations of any party to this Agreement;

(b) receive, accept and acknowledge delivery of all Assets, and all records and documentation relating thereto, sold, assigned, transferred, conveyed or delivered to CNB by BANK ONE hereunder; and

(c) execute and deliver to BANK ONE such written receipts for the Assets, properties, records, and other materials assigned, transferred, conveyed, or delivered to CNB hereunder as BANK ONE may reasonably have requested at or before the Closing;

(d) pay to BANK ONE on the Closing Date and prior to the conclusion of the Closing any funds required to be paid to BANK ONE at the Closing pursuant to the terms of this Agreement;

(e) execute, acknowledge and deliver to BANK ONE all Certificates and other documents required to be delivered to BANK ONE by CNB at the Closing pursuant to the terms hereof; and

(f) execute, acknowledge and deliver to BANK ONE an agreement wherein CNB assumes obligations with respect to the Third Party Lease and Assumed Contracts for all periods following the Closing Date with respect thereto.

6.04 Methods of Payment. Subject to the adjustment procedures set forth in this Section 6.04, the transfer of the funds, if any, due to CNB or to BANK ONE, as the case may be, as set forth pursuant to the terms of Section 1.04(a) hereof, shall be made on the Closing Date in immediately available United States Federal Funds. At least two business days prior to the Closing, BANK ONE and CNB shall provide written notice to one another indicating the account and bank to which such funds shall be wire transferred. In order to facilitate the Closing, the parties agree: (i) that the amount of funds transferred on the Closing Date, pursuant to Section 1.04(a) hereof, shall be computed based upon (a) the aggregate book value plus accrued interest of the Office Loans as of the close of business on the day immediately preceding the Closing Date, (b) cash on hand at the Offices as of the close of business on the day immediately preceding the Closing Date, and (c) the aggregate balance of all Deposit Accounts (including interest posted or accrued to such accounts and Individual Retirement Accounts which have become IRAs as a result of the written appointment of CNB as the successor custodian and the failure of the account holders to object to such appointment as of the close of business on the day immediately preceding the Closing Date, all as reflected on the Preliminary Settlement Statement in a form substantially similar to the one attached as Schedule Q; and (ii) that within ten (10) business days after the Closing, the parties shall make appropriate post-closing adjustments, consistent with the provisions of Section 1.04 hereof, based upon actual Deposit Accounts, Office Loans and cash transactions which took place on the Closing Date or which took place prior to the Closing Date but which were not reflected as of the close of business on the day immediately preceding the Closing Date and execute the Final Settlement in a form substantially similar to Schedule R attached. In addition, prorations of prepaid and deferred income and expenses that cannot be reasonably calculated at the Closing shall be settled and paid based on actual figures as soon as possible after the Closing.

6.05 Availability of Closing Documents. The documents proposed to be used and delivered at the Closing shall be made available for examination by the respective parties not later than 12:00 noon, Ohio time, on the tenth Business Day prior to the Closing Date.

6.06 Effectiveness of Closing. Upon the satisfactory completion of the Closing, which does not include and shall not require completion of the adjustment and proration arrangements set forth in Section 6.04, the Acquisition shall be deemed to be effective and the Closing shall be deemed to have occurred.

7. CERTAIN TRANSITIONAL MATTERS.

7.01 Transitional Action by CNB. After the Closing, unless another time is otherwise indicated:

(a) CNB shall: (i) pay in accordance with the law and customary banking practices and applicable Deposit Account contract terms, all properly drawn and presented checks, negotiable orders of withdrawal, drafts, debits, and withdrawal orders presented to CNB by mail, over the counter, through electronic media, or through the check clearing system of the banking industry, by depositors of the Deposit Accounts assumed by CNB hereunder, whether drawn on checks, negotiable orders or withdrawal, drafts, or withdrawal order forms provided by CNB or BANK ONE; and (ii) in all other respects discharge, in the usual course of the banking business, the duties and obligations of BANK ONE with respect to the balances due and owing to the depositors whose Deposit Accounts are assumed by CNB hereunder; provided, however, that any obligations of CNB pursuant to this Section 7.01 to honor checks, negotiable orders of withdrawal, drafts, and withdrawal orders on forms provided by BANK ONE and carrying its imprint (including its name and transit routing number) shall not apply to any checks, draft, or withdrawal order (i) presented to CNB more than one hundred twenty (120) days following the Closing Date, (ii) with a date more than one hundred twenty (120) days prior to (a) the Closing Date or
(b) the date of CNB's receipt thereof, or (iii) on which a stop payment has been requested by the deposit customer. The provisions of this subsection
7.01 (a) shall in no way limit CNB's duties or obligations arising under
Section 1.03(b) hereof.

(b) CNB shall, not earlier than the time of procurement of all regulatory approvals required for consummation of the transaction contemplated by this Agreement nor later than ten days prior to the Closing Date, notify all depositors of the Offices by letter, acceptable to BANK ONE, produced in, if appropriate, several similar, but different forms calculated to provide necessary and specific information to the owners of particular types of accounts, of CNB's pending assumption of the Deposit Liabilities hereunder, and, in appropriate instances, notify depositors that on and after the Closing Date certain BANK ONE deposit-related services and/or BANK ONE's debit card and automatic teller machine services, will be terminated. As an enclosure to such notices, CNB may furnish appropriate depositors with brochures, forms and other written materials related or necessary to the assumption of the Deposit Accounts by CNB and the conversion of said accounts to CNB accounts, including the provision of checks to appropriate depositors using the forms of CNB with instructions to such depositors to utilize such CNB checks on and after the Closing Date and thereafter to destroy any unused checks on BANK ONE's forms. The expenses of the printing, processing and mailing of such letter notices and providing new CNB checks and other forms and written materials to appropriate customers shall be borne by CNB. Before Closing, except as provided in this paragraph, CNB will not contact BANK ONE's customers except as may occur in connection with advertising or solicitations directed to the public generally or in the course of obtaining the requisite regulatory approvals of the transaction.

(c) CNB shall promptly pay to BANK ONE an amount equivalent to the amount of any checks, negotiable orders of withdrawal, drafts, or withdrawal orders (net of the applicable Acquisition Consideration paid by CNB with respect to the Deposit Liabilities represented by any such instrument) credited as of the close of business on the Closing Date to a Deposit Account assumed by CNB hereunder which are returned uncollected to BANK ONE after the Closing Date and which shall include an amount equivalent to holds placed upon such deposit account for items cashed by BANK ONE as of the close of business on the Closing Date which items are subsequently dishonored.

(d) All tasks and obligations concerning the provision of data processing services to or for the Offices after the Closing, other than those specifically set forth in, and to the extent assumed by BANK ONE pursuant to, Section 7.02(b) herein, are the sole and exclusive responsibility of, and shall be performed solely and exclusively by, CNB.

(e) CNB shall, not later than the close of business on the business day i mmediately following the Closing Date, supply suitable government-backed securities as security for any deposits of governmental units included among the Deposit Liabilities for which BANK ONE had provided similar security.

(f) CNB shall, as soon as practicable after the Closing Date, prepare and transmit at CNB's expense to each of the obligors on Office Loans transferred to CNB pursuant to this Agreement a notice to the effect that the loan has been transferred and directing that payment be made to CNB at the address specified by CNB, with CNB's name as payee on any checks or other instruments used to make payments, and, with respect to such loan on which a payment notice or coupon book has been issued, to issue a new notice or coupon book reflecting the name and an address of CNB as the person to whom and place at which payments are to be made.

(g) If the balance due on any Office Loan transferred to CNB pursuant to this Agreement has been reduced by BANK ONE as a result of a payment by check or draft received prior to the close of business on the Closing Date, which item is returned unpaid to BANK ONE after the day immediately preceding the Closing Date, the asset value represented by the loan transferred shall be correspondingly increased and an amount in cash equal to such increase shall be promptly paid by CNB to BANK ONE.

(h) CNB shall use its best efforts to cooperate with BANK ONE in assuring an orderly transition of ownership of the Assets and responsibility for the liabilities, including the Deposit Liabilities, assumed by CNB hereunder.

7.02 Transitional Actions by BANK ONE. After the Closing, unless another time is otherwise indicated:

(a) BANK ONE shall use its best efforts to cooperate with CNB in assuring an orderly transition of ownership of the Assets and responsibility for the liabilities, including the Deposit Liabilities, assumed by CNB hereunder.

(b) BANK ONE's sole and exclusive responsibilities concerning the provision of data processing services to or for the Deposit Accounts of the Offices after the Closing Date shall be as set forth in this Section 7.02(b). As soon as practicable following the date of this Agreement, BANK ONE shall provide CNB with applicable product functions and specifications relating to the data processing support required for the Deposit Accounts, Office Loans, and safe deposit business (if such data processing support currently is provided with respect to such business) maintained at the Offices (such
Deposit Accounts, Office Loans and safe deposit business, if applicable, hereinafter called the "Accounts"). As soon as practicable following the date of this Agreement, BANK ONE shall provide to CNB file formats relating to the Accounts and test tapes related to the Accounts in generic form which are machine readable on IBM (or IBM compatible) equipment or which shall be on eighteen track 3480 cartridges (non-compressed data) or on nine channel 6250 B.P.I. EBC1DIC formatted tape. By not later than 2:00 P.M. local Steubenville, Ohio time of the day immediately following the Closing Date, BANK ONE shall make available for CNB's pick-up at Wheeling, West Virginia, tapes containing all pertinent data and descriptive information relating to the Accounts which is then available to BANK ONE, which tapes shall constitute BANK ONE's records maintained as of and current to the close of business on the Closing Date with respect to the Accounts. BANK ONE shall bear all costs and expenses relating to the performance of its obligations pursuant to this Section 7.02(b).

(c) Prior to the Closing Date, BANK ONE shall cooperate with CNB, at CNB's expense and at no expense to BANK ONE, in making Transferred Employees available at reasonable times for whatever program of training CNB deems advisable; provided, however, that CNB shall conduct such training program in a manner that does not materially interfere with or prevent the performance of the normal duties and activities of such Transferred Employees. CNB shall make request of BANK ONE for training opportunities prior to the Closing Date. Such requests, which shall specify the time, duration and place of such training, must be approved by BANK ONE. Such approvals will not be unreasonably withheld by BANK ONE.

(d) BANK ONE shall cooperate with and permit CNB, at CNB's option and expense and at no expense to BANK ONE, to make provision for the installation of teller equipment in the Offices; provided, however, that CNB shall arrange for the installation and placement of such equipment at such times and in a manner that does not significantly interfere with the normal business activities and operation of BANK ONE or the Offices.

(e) BANK ONE shall resign as custodian of each IRA account maintained at the Offices and assign the custodianship of such accounts to CNB upon Closing.

(f) Not sooner than one (1) business day prior to the Closing nor later than the close of business on the Closing Date, BANK ONE shall terminate its debit card service and convert and change over its direct deposit or payroll and retirement payments service for the Deposit Accounts from BANK ONE to CNB. Such terminations will be preceded by the notice described in Section
7.01 (b) herein.

(g) As of the opening of business on the first business day after the Closing Date, BANK ONE and CNB shall provide the Federal Reserve Bank of Cleveland with all information necessary in order to expedite the clearing and sorting of all checks, drafts, instruments and other commercial paper relative to the Deposit Liabilities and/or the Office Loans (hereinafter collectively referred to as "Paper Items"). CNB shall bear all charges and costs imposed by the Federal Reserve in connection with the reassignment of account number ranges for sorting the Paper Items.

In the event the Federal Reserve and/or any other regional or local clearinghouse for negotiable instruments fails, refuses or is unable to direct sort such Paper Items for delivery to CNB with the result that such Paper Items are presented to BANK ONE, by not later than 2:00 p.m. local time of each business day following the Closing and continuing for one hundred twenty
(120) days after the Closing, BANK ONE will make available to CNB for pick up from BANK ONE's offices or the offices of BANK ONE's agent and/or processor at Columbus, Ohio, all of the Paper Items which are received by BANK ONE from the Federal Reserve Bank of Cleveland and/or any regional or local clearinghouse during the morning of each such business day on an "as-received basis." At the same time BANK ONE shall also make available to CNB information and records, including but not limited to systems printouts, concerning such Paper Items and concerning incoming Automated Clearing House items ("ACH items") as well as outstanding Automatic Teller Machine ("ATM") transactions. Such information and records, including but not limited to systems printouts, will utilize the most recent account number designated by BANK ONE for each of the Deposit Accounts and/or the Office Loans. Each business day BANK ONE will endeavor to see that the sum of (a) the actual Paper Items provided to CNB plus (b) all ACH items and ATM transactions captured by BANK ONE in its information and records balance with the sum of (c) the information and records, including but not limited to systems printouts, provided by BANK ONE relative to the Paper Items plus (d) the information and records, including but not limited to systems printouts, provided relative to the ACH items and ATM transactions affecting the Deposit Accounts and/or the Office Loans.

BANK ONE shall provide the foregoing at no charge to CNB except that CNB shall pay any charges assessed to BANK ONE by the Federal Reserve Bank of Cleveland a national or local clearinghouse and/or BANK ONE's agent and/or processor to the extent such assessments relate to the Deposit Accounts. CNB shall be responsible for pick up of the data to be provided by BANK ONE.

BANK ONE and CNB shall arrange for appropriate daily settlement with one another in order that the transmission of all monies associated with the matters set forth in this Section 7.02(g) might be effected promptly.

BANK ONE shall not be liable to CNB for any failure to provide the data required by this Section 7.02(g) to the extent any such failure results from causes beyond BANK ONE's control including war, strike or other labor disputes, acts of God, errors or failures of the Federal Reserve Bank of Cleveland and/or a participating regional or local clearinghouse, or equipment failure or other emergency wherein BANK ONE and/or its agent processor has been unable to process inclearings from the Federal Reserve Bank of Cleveland or such clearinghouse.

(h) BANK ONE shall, not earlier than the time of procurement of all regulatory approvals required for consummation of the transaction contemplated by this Agreement nor later than twenty days prior to the Closing Date, notify all depositors of the Offices and all borrowers of any Office Loan by letter acceptable to CNB, produced in, if appropriate, several similar, but different forms calculated to provide necessary and specific information to the owners of particular types of accounts and/or loans, of CNB's pending assumption of the Deposit Liabilities and acquisition of the Office Loans hereunder, and, in appropriate instances, notify depositors that on and after the Closing Date certain BANK ONE deposit-related services and/or BANK ONE's debit card and automatic teller machine services, will be terminated. The expenses of the printing, processing and mailing of such letter notices shall bebornee by BANK ONE. BANK ONE and CNB may by mutual agreement, coordinate their efforts in fulfilling their respective obligations in 7.01(b) and 7.02(h) by jointly preparing one letter to the customers to be cosigned by both parties and, in such event, the costs therefore shall be shared equally by the parties.

(i) For a period of sixty (60) days after the Closing Date, BANK ONE will forward to CNB, within two (2) business days of receipt, loan payments received by BANK ONE with respect to the Office Loans. CNB will forward, within two (2) business days of receipt payments received by CNB with respect to any loans not assigned to CNB under this Agreement. CNB and BANK ONE further agree to refer customers to the offices of the other when such customers present payments over the counter to the party not holding their respective loan.

7.03 Overdrafts and Transitional Action. Overdrafts paid on the Deposit Accounts with respect to ledger dates after the Closing Date will be the responsibility and risk of CNB. Overdrafts approved with respect to ledger dates more than four (4) business days prior to the Closing Date will be the responsibility and risk of BANK ONE. Overdrafts approved with respect to ledger dates during the period beginning four (4) business days prior to the Closing Date through the Closing Date, inclusive, will initially be the responsibility and risk of CNB (other than overdrafts of customers who are specifically identified in writing by CNB to BANK ONE not less than four (4) business days prior to the Closing Date); provided, however, that CNB shall have the right to retransfer any such overdrafts back to BANK ONE for BANK ONE's responsibility and at its risk within six (6) days following the Closing Date, and BANK ONE will repurchase all rights in respect of such overdrafts from CNB for the amount of each such overdraft outstanding at the time it is retransferred back to BANK ONE less the amount of the Acquisition Consideration paid by CNB to BANK ONE attributable to such overdrafts; provided, however, that CNB shall have closed all accounts on which each such overdraft exists not later than the date of such retransfer.

7.04    ATMs Located in the Offices, if any.

(a) BANK ONE shall provide to CNB no later than sixty (60) days prior to the Closing Date, a test tape, along with a file format or file layout and a production tape thirty (30) days before the Closing Date, containing customer name, address, card number, card status (open, closed or blocked), personal identification number ("PIN"), withdrawal limits, the Deposit Accounts activated by, accessible to or committed to such cards, issue dates and/or open dates, last transaction dates, expiration dates and social security numbers as to all ATM cards issued to customers of the BANK ONE Offices processor to deactivate the operation of the BANK ONE ATM Cards completely or to deactivate or disconnect the Deposit Accounts from such BANK ONE ATM Cards no later than the business day cutoff on the date prior to the Closing Date so that all activity generated by the BANK ONE ATM Cards shall have settled prior to the Closing Date. All transactions and activity related to the BANK ONE ATM Cards following the Closing Date which are received or forwarded to BANK ONE will be returned by BANK ONE to its processor for forwarding to CNB or will be accepted and forwarded by BANK ONE to CNB along with all corresponding funds. BANK ONE thereafter agrees to immediately notify its processor to deactivate such ATM Cards and to forward all transactions related thereto directly to CNB.

(b     BANK ONE agrees to deactivate the ATMs located at the Offices on or before the business day cutoff on the day prior to the Closing Date. Thereafter, CNB shall reconfigure the ATMs to its standards for activation after the business day cutoff on the Closing Date.

(c) CNB and BANK ONE agree to cooperate with each other to assure that all transactions originated through the ATM or originated with the ATM Cards prior to or on the Closing Date shall be for the account of BANK ONE and all transactions originated after the Closing Date shall be for the account of CNB. A post closing adjustment shall be made in the manner set forth in
Section 6.04 hereof to reflect all such transactions which cannot be reasonably calculated as of the Closing.

7.05 Effect of Transitional Action. Except as and to the extent expressly set forth in this Article 7, nothing contained in this Article 7 shall be construed to be an abridgment or nullification of the rights, customs and established practices under applicable banking laws and regulations as they affect any of the matters addressed in this Article 7.

8. GENERAL COVENANTS AND INDEMNIFICATION.

8.01 Confidentiality Obligations of CNB. From and after the date hereof, CNB and its affiliates and parent company shall treat all information received from BANK ONE concerning the business, assets, operations, and financial condition of BANK ONE (including without limitation the Offices), as confidential, unless and to the extent that CNB can demonstrate that such information was already known to CNB and its affiliates, if any, or in the public domain or received from a third person not known by CNB to be under any obligation to BANK ONE; and CNB shall not use any such information (so required to be treated as confidential) for any purpose except in furtherance of the transactions contemplated hereby. Upon the termination of this Agreement, CNB shall, and shall cause its affiliates, if any, to, promptly return all documents and workpapers containing, and all copies of, any such information (so required to be treated as confidential) received from or on behalf of BANK ONE in connection with the transactions contemplated hereby. The covenants of CNB contained in this Section 8.01 are of the essence and shall survive any termination of this Agreement, but shall terminate at the Closing, if it occurs, with respect to any information that is limited solely to the activities and transactions of the Offices; provided, however, that neither CNB nor any of its affiliates shall be deemed to have violated the covenants set forth in this Section 8.01 if CNB shall in good faith disclose any of such confidential information in compliance with any legal process, order or decree issued by any court or agency of government of competent jurisdiction. It is expressly acknowledged by BANK ONE that all information provided to CNB related to this purchase and assumption transaction may be provided to American Bancorporation and CNB's affiliates for the purpose of consummating the transaction which is the subject of this Agreement.

8.02 Confidentiality Obligations of BANK ONE. From and after the date hereof, BANK ONE, its affiliates and its parent corporation shall treat all information received from CNB concerning CNB's business, assets, operations, and financial condition as confidential, unless and to the extent BANK ONE
can demonstrate that such information was already known to   BANK ONE or its
affiliates or in the public domain, and BANK ONE shall not use any such information (so required to be treated as confidential) for any purpose except
in furtherance   of the transactions contemplated hereby.  Upon the termination of this Agreement, BANK ONE shall promptly return all documents and workpapers containing, and all copies of, any such information (so required to be treated as confidential) received from or on behalf of CNB in connection with the transactions contemplated hereby. The covenants of BANK ONE contained in this
Section 8.02 are of the essence and shall survive any termination of this Agreement; provided, however that BANK ONE nor any of its affiliates shall be deemed to have violated the covenants set forth in this Section 8.02 if BANK ONE shall in good faith disclose any of such confidential information in compliance with any legal process, order or decree issued by any court or agency of government of competent jurisdiction. It is expressly acknowledged by CNB that all information provided to BANK ONE related to this purchase and assumption transaction may be provided to Banc One Corporation and BANK ONE's affiliates for the purpose of consummating the transaction which is the subject of this Agreement.

8.03 Indemnification by BANK ONE. From and after the Closing Date, BANK ONE shall indemnify, hold harmless, and defend CNB from and against all losses and liabilities, including reasonable attorneys' fees and expenses, arising out of any actions, suits, or proceedings commenced prior to the Closing (other than proceedings to prevent or limit the consummation of the Acquisition) relating to operations at the Offices and/or the Deposit Liabilities or Office Loans of the Offices; and BANK ONE shall further indemnify, hold harmless, and defend CNB from and against all losses and liabilities, including reasonable attorneys' fees and expenses, arising out of any actions, suits, or proceedings commenced on or after the Closing to the extent the same relate to operations at the Offices and/or the Deposit Liabilities or Office Loans prior to the Closing. The obligations of BANK
ONE under this Section 8.03 shall be contingent upon CNB giving BANK ONE written notice (i) of receipt by CNB of any process and/or pleadings in or relating to any actions, suits, or proceedings of the kinds described in this
Section 8.03, including copies thereof, and (ii) of the assertion of any claim or demand relating to the operation of the Offices and/or the Deposit Liabilities or Office Loans prior to the Closing, including, to the extent known to CNB, the identity of the person(s) or entity(ies) asserting such claim or making such demand and the nature thereof, and including copies of any correspondence or other writings relating thereto. All notices required by the preceding sentence shall be given within fifteen days of the receipt by CNB of any such process or pleadings or any oral or written notice of the assertion of any such claims or demands. BANK ONE shall have the right to take over CNB's defense in any such actions, suits, or proceedings through counsel selected by BANK ONE, to compromise and/or settle the same and to prosecute any available appeals or reviews of any adverse judgment or ruling that may be entered therein. The obligations of BANK ONE pursuant to this
Section 8.03 shall survive the Closing.

8.04 Indemnification by CNB. From and after the Closing Date, CNB shall indemnify, hold harmless and defend BANK ONE from and against all claims, losses, liabilities, demands and obligations, including without limitation reasonable attorneys' fees and operating expenses which BANK ONE may receive, suffer, or incur in connection with (i) any losses incurred by BANK ONE related to BANK ONE's compliance with instructions from CNB made pursuant to Section
7.04 of this Agreement and not related to any negligence or malfeasance on the part of BANK ONE and (ii) operations and transactions occurring after the Closing and which involve the Assets transferred, the Deposit Liabilities or Office Loans and the other obligations and liabilities assumed pursuant to this Agreement. The obligations of CNB under this Section 8.04 shall be contingent upon BANK ONE giving CNB written notice (i) of the receipt by BANK ONE of any process and/or pleadings in or relating to any actions, suits or proceedings of the kinds described in this Section 8.04, including copies thereof, and (ii) of the assertion of any claim or demand relating to the Assets transferred to and/or the Deposit Liabilities or Office Loans and the other obligations and liabilities assumed by CNB on or after the Closing, including, to the extent known to BANK ONE, the identity of the person(s) or entity(ies) asserting such claim or making such demand and the nature thereof, and including copies of any correspondence or other writings relating thereto. All notices required by the preceding sentence shall be given within fifteen
(15) days of the receipt by BANK ONE of any such process or pleadings or any oral or written notice of the assertion of any such claims or demands. CNB shall have the right to take over BANK ONE's defense in any such actions, suits, or proceedings through counsel selected by CNB, to compromise and/or settle the same and to prosecute any available appeals or review of any adverse judgment or ruling that may be entered therein. The obligations of CNB pursuant to this Section 8.04 shall survive the Closing.

8.05 Solicitation of Customers by CNB Prior to Closing. At any time prior to the Closing Date, CNB will not, and will not permit any of its affiliates, if any, to conduct any marketing, media or customer solicitation campaign which is specifically targeted to induce customers whose Deposit Account liabilities are to be assumed or Office Loans are to be acquired by CNB pursuant to this Agreement to discontinue their account relationships with BANK ONE, except as may occur in connection with advertising or solicitations directed to the public generally. Additionally, at any time prior to the Closing, CNB shall not, with respect to its offices in Belmont County, Ohio, offer to pay on any transaction accounts or any new or renewal savings accounts or certificates of deposits, rates of interest greater than those offered or then being paid on similar accounts for like term and amount by the main office and all Belmont County, Ohio offices of CNB. It is the intent of this provision to prevent CNB from paying or offering to pay a rate of interest on any deposit account at its Belmont County offices in excess of that rate paid for like accounts at the Belmont County offices of CNB.

8.06 Further Assurances. From and after the date hereof, each party hereto agrees to execute and deliver such instruments and to take such other actions as the other party hereto may reasonably request in order to carry out and implement this Agreement. Without limiting the foregoing, BANK ONE agrees to execute and deliver such deeds, bills of sale, acknowledgments, and other instruments of conveyance and transfer as, in the reasonable judgment of CNB, shall be necessary and appropriate to vest in CNB the legal and equitable title to the Assets of BANK ONE being conveyed to CNB hereunder. The covenants of each of the parties hereto pursuant to this Section 8.07 shall survive the Closing.

8.07 Operation of the Offices. Except as otherwise provided in this Agreement, neither BANK ONE, its subsidiaries, affiliates or parent corporation shall be obligated to provide for any managerial, financial, business, or other services to the Offices, including without limitation any personnel, employee benefit, data processing, accounting, risk management, or other services or assistance that may have been provided to the Offices prior to the close of business on the Closing Date, and CNB shall take such action as may in its judgment appear to be necessary or advisable to provide for the ongoing operation and management of, and the provision of services and assistance to, the Offices after the Closing Date. As soon as possible after the Closing Date, CNB shall change the legal name of the Offices and, except for any documents or materials in possession of the customers of the Offices
(including but not limited to deposit tickets and checks), shall not use and shall cause the Offices to cease using any signs, stationery, advertising, documents, or printed or written materials that refer to the Offices by any name that includes the words "BANK ONE" or "BANC ONE." Preceding the Closing, BANK ONE shall cooperate with any reasonable requests of CNB directed to obtaining specifications for the procurement of new signs of CNB~'s choosing so that CNB is in a position to install new signs immediately following the close of business on the Closing Date; provided, however, that CNB's receipt of all sign specifications shall be obtained by CNB in a manner that does not significantly interfere with the normal business activities and operations of the Offices, and further provided that the procurement of all new signs shall be at the sole and exclusive expense of CNB. As indicated in Section 1.02(c), BANK ONE will retain its signs located at the Offices. If removed by CNB in conjunction with its installation of new signs, CNB shall obtain BANK ONE's approval for such removal and shall insure that said signs are removed without damaging them. It is understood by the parties hereto that, with the exception of the signs themselves, all mounting facilities for the signs shall be considered as fixtures or as part of the Fixed Assets.

8.08 Information After Closing. For a period of seven (7) years following the Closing, upon written request of BANK ONE to CNB or CNB to BANK ONE, as the case may be, such requested party shall provide the requesting party with reasonable access to, or copies of, information and records relating to the Offices which are then in the possession or control of the requested party reasonably necessary to permit the requesting party or any of its subsidiaries or affiliates to comply with or contest any applicable legal, tax, banking, accounting, or regulatory policies or requirements, or any legal or regulatory proceeding thereunder or requests related to customer relationships at the Offices prior to Closing. In the event of any such requests, the requesting party shall reimburse the requested party for the reasonable costs of the requested party related to such request.

8.09 Survival of Covenants. The obligations and covenants of the parties under this Section 8 shall survive the Closing.

8.10 Individual Retirement Accounts. All Individual Retirement Accounts related to the Offices that shall not have become IRAs by the close of business on the Closing Date shall not be assigned by BANK ONE to CNB or assumed by CNB. BANK ONE may thereafter, at its option, elect to retain such Individual Retirement Accounts, advise the account holders that it has withdrawn its resignation as custodian or transfer the amount in such Individual Retirement Accounts to the account holders.



9. TERMINATION

9.01 Termination by Mutual Agreement. This Agreement may be terminated and the transactions contemplated hereby may be abandoned by mutual consent of the parties authorized by a vote of a majority of the Board of Directors (or by the vote of the Executive Committee of such Board, if so empowered) of each of BANK ONE and CNB.

9.02 Termination by BANK ONE. This Agreement may be terminated and the transactions contemplated hereby abandoned by a vote of a majority of the Board of Directors (or by the vote of the Executive Committee of such Board, if so empowered) of BANK ONE:

(a)     in the event of a material breach by CNB of this Agreement; or

(b) in the event any of the conditions precedent specified in Section 5.01 of this Agreement has not been met as of the date required by this Agreement and, if not so met, has not been waived by BANK ONE; or

(c) in the event any regulatory approval required for consummation of the Acquisition is denied by the applicable regulatory authority or in the event that at any time prior to the Closing Date it shall become reasonably certain to BANK ONE, with the advice of counsel, that a regulatory approval required for consummation of the Acquisition will not be obtained; or

(d)     on or after December 31, 1995 if the Closing has not then occurred.

9.03 Termination by CNB. This Agreement may be terminated and transactions contemplated hereby abandoned by a vote of a majority of the Board of Directors (or by the vote of the Executive Committee of such Board, if so empowered) of CNB:

(a)     in the event of a material breach by BANK ONE of this Agreement; or

(b) in the event any of the conditions precedent specified in Section 5.02 of this Agreement has not been met as of the date required by this Agreement and, if not so met, has not been waived by CNB; or

(c) in the event any regulatory approval required for consummation of the Acquisition is denied by the applicable regulatory authority or in the event that at any time prior to the Closing Date it shall become reasonably certain to CNB, with the advice of counsel that a regulatory approval required for consummation of the Acquisition will not be obtained; or

(e)     on or after December 31, 1995 if the Closing has not then occurred.

9.04 Effect of Termination. The termination of this Agreement pursuant to Sections 9.02 or 9.03 of this Article 9 shall not release any party hereto from any liability or obligation to the other party hereto arising from (i) a breach of any provision of this Agreement occurring prior to the termination hereof or (ii) the failure of timely satisfaction of conditions precedent to the obligations of a party to the extent that such failure of timely satisfaction is attributable to the actions or inactions of such party.


10. MISCELLANEOUS PROVISIONS.

10.01 Expenses. Except as and to the extent specifically allocated otherwise herein, each of the parties hereto shall bear its own expenses, whether or not the transactions contemplated hereby are consummated.

10.02   Certificates.  All statements contained in any certificate
("Certificate") delivered by or on   behalf of BANK ONE or CNB pursuant to this
Agreement or in connection with the transactions contemplated hereby shall be deemed to be representations and warranties of the party delivering the Certificate hereunder. Each such Certificate shall be executed on behalf of the party delivering the Certificate by duly authorized officers of such party.

10.03 Termination of Representations and Warranties. The respective representations and warranties of BANK ONE and CNB contained or referred to in this Agreement or in any Certificate, schedule, or other instrument delivered or to be delivered pursuant to this Agreement shall terminate at the Closing, except for:

(a) those representations and warranties contained in any warranty deeds delivered by BANK ONE to CNB at the Closing;

(b) those representations and warranties contained in any bill of sale relating to the Assets delivered by BANK ONE to CNB at Closing;

(c) those representations and warranties contained in any instrument of assumption or in any Certificate in the forms of Schedule P and Schedule J, r espectively, attached hereto and delivered by CNB to BANK ONE at the Closing;

(d) those representations and warranties contained in any Certificate in the form of Schedule L attached hereto, delivered by BANK ONE to CNB at the Closing; and

(e) those representations and warranties of BANK ONE contained in Section 3.01(o) of thisAgreement.

10.04 Waivers. Each party hereto, by written instrument signed by duly authorized officers of such party, may extend the time for the performance of any of the obligations or other acts of the other party hereto and may waive, but only as affects the party signing such instrument:

(a) any inaccuracies in the representations or warranties of the other party contained or referred to in this Agreement or in any document delivered pursuant hereto;

(b) compliance with any of the covenants or agreements of the other party contained in this Agreement;

(c) the performance (including performance to the satisfaction of a party or its counsel) by the other party of such of its obligations set out herein; and

(d) satisfaction of any condition to the obligations of the waiving party pursuant to this Agreement.

10.05 Notices. All notices and other communications hereunder may be made by mail, hand-delivery or by courier service and notice shall be deemed to have been given when received; provided, however, if notices and other communications are made by nationally recognized overnight courier service for overnight delivery, such notice shall be deemed to have been given one business day after being forwarded to such a nationally recognized overnight courier service for overnight delivery.

If to BANK ONE:
Bank One, Steubenville, National Association
Attention: William D. Wolter, President & Chief Executive Officer
	   401 Market Street
	   Steubenville, Ohio 43952

	With a copy to:
		BANC ONE CORPORATION
		Attention: Steven A. Bennett, Senior Vice President
		100 East Broad Street
		Columbus, Ohio 43271-0158


	If to CNB:
		Columbus National Bank
		Attention: Jeremy C. McCamic, Chairman
		c/o American Bancorporation
		Hawley Building
		1025 Main Street, Suite 800
		Wheeling, West Virginia 26003

or such other person or address as any such party may designate by notice to the other parties, and shall be deemed to have been given as of the date received.

10.06 Parties in Interest: Assignment; Amendment. This Agreement is binding upon and is for the benefit of the parties hereto and their respective successors, legal representatives, and assigns, and no person who is not a party hereto (or a successor or assignee of such party) shall have any rights or benefits under this Agreement, either as a third party beneficiary or otherwise. This Agreement cannot be assigned, and this Agreement cannot be amended or modified, except by a written agreement executed by the parties hereto or their respective successors and assigns.

10.07 Headings. The headings, table of contents, and index to defined terms (if any) used in this Agreement are inserted for convenience of reference only and are not intended to be a part of or to affect the meaning or interpretation of this Agreement.

10.08 Terminology. The specific terms of art that are defined in various provisions of this Agreement shall apply throughout this Agreement (including without limitation each Schedule hereto), unless expressly indicated otherwise. In addition, the following terms and phrases shall have the meanings set forth for purposes of this Agreement (including such Schedule):

(a) The term "business day" shall mean any day other than a Saturday, Sunday, or a day on which CNB is closed in accordance with the laws of the State of Ohio or the United States of America. Any action, notice, or right which is to be taken or given or which is to be exercised or lapse on or by a given date which is not a business day may be taken, given, or exercised, and shall not lapse, until the next business day following.

(b) The term "affiliate" shall mean, with respect to any person, any other person directly or indirectly controlling, controlled by or under common control with such person.

(c) The term "Permitted Exceptions" shall mean, with respect to the Leased Real Estate, (i) those five standard exceptions appearing as Schedule B items in a standard ALTA leasehold title insurance policy, and any other exceptions, restrictions, easements, rights of way, and encumbrances referenced in the Title Commitment delivered by BANK ONE to CNB as indicated in Section 2.01 (c) of this Agreement; (ii) statutory liens for current taxes or assessments not yet due, or if due not yet delinquent, or the validity of which is being contested in good faith by appropriate proceedings; (iii) such other liens, imperfections in title, charges, easements, restrictions, and encumbrances which, individually and in the aggregate, do not materially detract from the value of, or materially interfere with the present use of, any property s ubject thereto or affected thereby; and (iv) such other exceptions as are approved by CNB in writing.

(d) The term "person" shall mean any individual, corporation partnership, limited liability company, association, trust, or other entity, whether business, personal, or otherwise.

(e) Unless expressly indicated otherwise in a particular context, the terms "herein," "hereunder," "hereto," "hereof," and similar references refer to this Agreement in its entirety and not to specific articles, sections, schedules, or subsections of this Agreement. Unless expressly indicated otherwise in a particular context, references in this Agreement to enumerated articles, sections, and subsections refer to designated portions of this Agreement (but do not refer to portions of any Schedule unless such Schedule is specifically referenced) and do not refer to any other document.

(f) The term "subsidiary" shall mean a corporation, partnership, limited liability company, joint venture, or other business organization more than 50% of the voting securities or interests in which are beneficially owned or controlled by the indicated parent of such entity.

10.09 Flexible Structure. References in this Agreement to federal or state laws or regulations, jurisdictions, or chartering or regulatory authorities shall be interpreted broadly to allow maximum flexibility in consummating the transactions contemplated hereby in light of changing business, economic, and regulatory conditions. Without limiting the foregoing, in the event BANK ONE and CNB agree in writing to alter the legal structure of the Acquisition contemplated by this Agreement references in this Agreement to such laws, regulations, jurisdictions, and authorities shall be deemed to be altered to reflect the laws, regulations, jurisdictions, and authorities that are applicable in light of such change.

10.10 Press Releases. BANK ONE and CNB shall approve the form and substance of any press release of any matters relating to this Agreement issued by the other.

10.11 Entire Agreement. This Agreement supersedes any and all oral or written agreements and understandings heretofore made relating to the subject matter hereof and contains the entire agreement of the parties relating to the subject matter hereof All schedules, exhibits, and appendices to this Agreement are incorporated into this Agreement by reference and made a part hereof.

10.12 Governing Law. This Agreement shall be governed by, and construed in accordance with, the laws of the State of Ohio and the National Banking Laws of the United States.

10.13 Counterparts. This Agreement may be executed in several counter parts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

10.14 Tax Matters. CNB and BANK ONE agree that they will file applicable tax returns and other related schedules and documents based on the allocations in this Agreement.

IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed by their respective officers thereunto duly authorized, all as of the date first above written.


				Bank One, Steubenville,
				National Association

ATTEST:

/s/ David A. Black              By:     /s/ William D. Wolter
					President & CEO



				Columbus National Bank

ATTEST:

/s/ Jeffrey A. Baran            By:     /s/ Jeremy C. McCamic
					Chairman of American Bancorporation
					and Authorized Signator