Form 10-Q
period 1996-06-30
AMERICAN BANCORPORATION /WV/
filed 1996-08-14
CIK 4570

FORM 10-Q QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES AND EXCHANGE ACT OF 1934

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the period ended:     June 30, 1996
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

                                 Yes  X   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

July 8, 1996: 1,564,837 shares of Common stock without par value

Number of pages comprising
this report:  12


TABLE OF CONTENTS

Part I     FINANCIAL INFORMATION
Item  1    Financial Statements
              Condensed Consolidated Balance Sheet                 3
              Condensed Consolidated Statement of Operations       4
              Condensed Consolidated Statement of Cash Flows       5
              Condensed Consolidated Statement of
                  Changes in Stockholders' Equity                  6
           Notes to the Financial Statements                       6
Item  2    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                  7


Part II    OTHER INFORMATION
Item  1       Legal Proceedings                                 None
Item  2       Changes in Securities                             None
Item  3       Defaults Upon Senior Securities                   None
Item  4       Submission of Matters to a
                   Vote of Security Holders                       11
Item  5       Other Information                                 None
Item  6       Exhibits and Reports on Form 8-K                  None

SIGNATURES                                                        12


American Bancorporation and Subsidiaries

CONSOLIDATED BALANCE SHEET
                                            June 30,            December 31,
                                       1996          1995           1995
ASSETS
Cash and due from banks            $  9,770,029  $ 10,891,882   $ 10,887,718
Federal funds sold                    1,023,000     4,445,860     11,469,000
Investment securities
    available for sale              125,325,363     4,479,931     68,014,533
Investment securities
    held to maturity                          -    72,915,899              -

Loans, net of unearned income       248,260,392   242,611,223    250,372,023
  Less allowance for loan losses      3,772,394     3,828,670      3,853,633
                                    244,487,998   238,782,553    246,518,390
Premises and equipment - net          8,862,279     8,669,129      8,947,284
Accrued interest receivable           3,093,076     2,025,456      2,065,832
Excess of cost over net
    assets purchased                  2,472,154     1,947,822      1,830,170
Other assets                          5,871,777     5,304,441      4,261,848
     TOTAL ASSETS                  $400,905,676  $349,462,973   $353,994,775

LIABILITIES
 Deposits
   Non-interest bearing            $ 32,651,603  $ 31,937,884   $ 31,792,609
   Interest bearing                 278,258,032   262,517,484    260,871,998
       TOTAL DEPOSITS               310,909,635   294,455,368    292,664,607
 Short-term borrowings               55,973,167    22,226,356     27,522,666
 Accrued interest payable             1,156,459     1,254,111      1,033,315
 Other liabilities                    3,651,856     3,430,453      3,714,641
 Long-term debt                       1,042,034     1,000,000      1,047,124
    TOTAL LIABILITIES               372,733,151   322,366,288    325,982,353

STOCKHOLDERS' EQUITY
  Preferred stock                             -             -              -
  Common stock without par value,
  stated value $5, authorized
  6,500,000 shares, issued and
  outstanding 1,564,837               7,824,185     7,824,185      7,824,185
  Additional paid-in capital         10,301,982    10,301,982     10,301,982
  Retained earnings                  10,899,747     8,769,018      9,763,633
  Unrealized gain (loss) on
    securities available
    for sale, net                      (853,389)      201,500        122,622
    TOTAL STOCKHOLDERS' EQUITY       28,172,525    27,096,685     28,012,422
    TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY        $400,905,676  $349,462,973   $353,994,775


American Bancorporation and Subsidiaries

CONSOLIDATED STATEMENT OF OPERATIONS
                              Quarter ended June 30, Six Months ended June 30,
                                 1996        1995         1996        1995
INTEREST INCOME
 Loans                         $5,325,746  $5,516,957  $10,905,203 $10,762,540
 Investment securities
  Taxable interest income       1,638,201   1,032,235    2,727,468   2,092,151
  Non-taxable interest income      33,600      36,446       68,024      73,723
                                1,671,801   1,068,681    2,795,492   2,165,874
 Other short-term investments     106,453      93,094      278,594     175,574
   Total interest income        7,104,000   6,678,732   13,979,289  13,103,988

INTEREST EXPENSE
 Deposits                       2,715,981   2,436,196    5,334,446   4,715,090
 Borrowed funds                   539,925     364,969      939,511     706,494
   Total interest expense       3,255,906   2,801,165    6,273,957   5,421,584
     NET INTEREST INCOME        3,848,094   3,877,567    7,705,332   7,682,404
PROVISION FOR LOAN LOSSES               -      45,000            -      90,000
Net interest income after
    provision for loan losses   3,848,094   3,832,56    77,705,332   7,592,404
OTHER INCOME
 Service charges on deposit
    accounts                      220,633     181,825      431,523     332,436
 Securities gains (losses)              -        (106)           -        (106)
 Insurance commissions             40,099      32,509       65,843      63,289
 Other income                     378,059     205,571      640,847     405,102
   Total other income             638,791     419,799    1,138,213     800,721
OTHER EXPENSE
 Salaries and employee benefits 1,368,460   1,307,106    2,711,609   2,703,871
 Occupancy and equipment expense  559,840     507,383    1,112,737   1,040,662
 Other expenses                 1,156,345   1,237,797    2,242,895   2,390,051
   Total other expense          3,084,645   3,052,286    6,067,241   6,134,584
INCOME BEFORE INCOME TAXES      1,402,240   1,200,080    2,776,304   2,258,541
PROVISION FOR INCOME TAXES        510,862     438,566    1,014,255     826,924
NET INCOME                     $  891,378  $  761,514  $ 1,762,049  $1,431,617

Average Shares Outstanding      1,564,837   1,564,837    1,564,837   1,564,837
NET INCOME PER SHARE . .       $     0.57  $     0.49  $      1.13  $     0.91


American Bancorporation and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS

Six months ended June 30,
1996                   1995
Operating Activities:
  Net Income                                $ 1,762,049      $ 1,431,617
  Charges to operations using
    cash in the current period               (1,144,958)        (440,502)
  Net cash provided by operating activities     617,091          991,115
Investing Activities:
  Purchase of branch assets,
    net of cash acquired                     14,171,001                -
  Investment securities held to maturity:
    Proceeds from maturities and repayments           -       10,728,183
    Proceeds from sales                               -                -
    Purchases                                         -       (5,434,656)
  Investment securities available for sale:
    Proceeds from maturities and repayments   9,078,236          754,100
    Proceeds from sales                               -                -
    Purchases                               (68,151,854)      (1,808,100)
  Net (increase) decrease in loans            2,280,174      (13,743,803)
  Purchase of premises and equipment           (473,010)        (290,048)
     Net cash used by investing activities  (43,095,453)      (9,794,324)
Financing Activities:
  Net increase (decrease) in non-interest
     bearing demand deposits                   (117,969)         728,971
  Net decrease in interest bearing
     demand and savings deposits             (5,556,898)     (12,068,374)
  Net increase in time deposits               8,770,065       13,454,114
  Net increase in short-term borrowings      28,450,501        8,828,175
  Principal repayment of long-term debt          (5,091)      (1,000,000)
  Cash dividends paid                          (625,935)        (430,331)
     Net cash provided by financing
        activities                           30,914,673        9,512,555
  Net Increase (Decrease) in
     Cash and Cash Equivalents              (11,563,689)         709,346

Cash and Cash Equivalents Beginning Balance  22,356,718       14,628,396
Cash and Cash Equivalents Ending Balance    $10,793,029      $15,337,742




American Bancorporation and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Six months ended June 30, 1996 and 1995
                                               1995         1994
 Balance at January 1,                      $28,012,422  $26,193,019
  Net Income                                  1,762,049    1,431,617
  Dividends declared ($0.40 per share 1996,
     $0.30 per share 1995)                     (625,935)    (469,451)
  Unrealized gain/(loss) on
     securities available for sale             (976,011)     (58,500)
 Balance at June 30,                        $28,172,525  $27,096,685


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

MANAGEMENT'S DISCUSSION AND ANALYSIS
    OF FINANCIAL POSITION AND RESULTS OF OPERATIONS


SUMMARY

American Bancorporation (the "Company") recognized net income of $1,762,000 ($1.13 per share) for the six months ended June 30, 1996, compared to net income of $1,432,000 ($0.91 per share) for the six months ended June 30, 1995. The Company's assets totalled $400,906,000 at June 30, 1996, compared to $349,463,000 at June 30, 1995.

The following is a discussion of significant factors influencing operating performance and change in financial position during the interim periods presented. The discussion should be read in connection with the 1995 Annual Report and the financial statements appearing elsewhere herein.

RESULTS OF OPERATIONS
    SIX MONTH COMPARISON

Net Income. Net income for the six months ended June 30, 1996 amounted to $1,762,000, compared to $1,432,000 for the six months ended June 30 1995. The increase was the result of increases in net interest income and other income and a decrease in other expenses.

Net Interest Income. Net interest income before provision for loan losses for the six months ended June 30, 1996 amounted to $7,705,000, an increase of $23,000 or 0.3%, as compared to the six months ended June 30, 1995. The increase resulted primarily from a $28,664,000 or 8.9% increase in average interest earning assets which were partially offset by a 37 basis point decrease in the Company's margin.

Interest Income. Total interest income for the six months ended June 30, 1996 amounted to $13,979,000 an increase of $875,000 or 6.7%, as compared to the same period in 1995. The increase resulted primarily from a $28,664,000 increase in the average volume of earning assets which was partially offset by
a 16 basis point decrease in the average yield on earning assets.   Average
loans outstanding increased $7,340,000 or 3.1%. Average commercial loans increased $10,582,000 or 18.2% while average consumer installment loans decreased $1,813,000 or 3.3% and average real estate loans decreased $1,429,000 or 1.1%. The average yield on loans decreased from 8.99% in 1995 to 8.83% in 1996. Average investment securities and other short-term investments outstanding increased $21,324,000 or 25.5% while the average yield increased from 5.60% in 1995 to 5.86% in 1996.

Interest Expense. Total interest expense for the six months ended June 30, 1996 amounted to $6,274,000, an increase of $852,000 or 15.7% as compared to the six months ended June 30, 1995. The increase resulted primarily from a $27,520,000 or 9.7% increase in the average volume of interest bearing liabilities and a 21 basis point increase in interest rates paid on such
liabilities.   Average NOW, money market and savings accounts decreased
$4,621,000. Average time deposits increased $18,047,000. Average noninterest bearing accounts increased $350,000 and represented 10.4% of average total deposits in 1996. Average borrowings increased $14,094,000.

Provision for Loan Losses. There was no loan loss provision for the six months ended June 30, 1996, compared to $90,000 for the same period in 1995.

Other Income. Other income amounted to $1,138,000 for the six months ended June 30, 1996, an increase of $337,000 or 42.1%, as compared to the same period in 1995. The 1996 amount includes a gain on other real estate totalling $139,000.

Other Expense. Total other expense for the six months ended June 30, 1996 amounted to $6,067,000, a decrease of $67,000 or 1.1%, as compared to the same period in 1995. Salaries and employee benefits increased $8,000 or 0.3%. Occupancy and equipment expense increased $72,000 or 6.9%. Other
(miscellaneous) expenses decreased $147,000 or 6.2%.

Provision for Income Taxes. The provision for income taxes for the six months ended June 30, 1996 was $1,014,000 , an increase of $187,000 or 22.7% as compared to the same period in 1995. The increase was due to the increase in the Company's pre-tax income.

RESULTS OF OPERATIONS
  QUARTER COMPARISON

Net Income. Net income for the quarter ended June 30, 1996 amounted to $891,000, compared to net income of $762,000 for the quarter ended June 30, 1995. The increase was the result of an increase in other income which was partially offset by an increase in other expenses and a decrease in net interest income.

Net Interest Income. Net interest income before provision for loan losses for the quarter ended June 30, 1996 amounted to $3,848,000, a decrease of $29,000 or 0.8% as compared to the quarter ended June 30, 1995. The decrease resulted primarily from a 55 basis point decrease in the Company's margin which was partially offset by a $39,569,000 or 12.2% increase in average interest earning assets.

Interest Income. Total interest income for the quarter ended June 30, 1996 amounted to $7,104,000 an increase of $425,000 or 6.4% as compared to the same period in 1995. The increase resulted primarily from a $39,569,000 or 12.2% increase in the average volume of earning assets which was partially offset by a 43 basis point decrease in the average yield on earning assets. Average loans outstanding increased $4,451,000 or 1.8%. Average commercial loans increased $11,901,000 or 20.2% while average real estate loans decreased $4,097,000 or 3.2% and average consumer installment loans decreased
$3,353,000 or 6.0%. The average yield on loans decreased from 9.13% in 1995 to 8.66% in 1996. Average investment securities and other short-term investments outstanding increased $35,118,000 or 42.7% while the average yield increased from 5.64% in 1995 to 6.06% in 1996.

Interest Expense. Total interest expense for the quarter ended June 30, 1996 amounted to $3,256,000, an increase of $455,000 or 16.2%, as compared to the quarter ended June 30, 1995. The increase resulted primarily from a $39,351,000 or 13.8% increase in the average volume of interest bearing liabilities and an 8 basis point increase in interest rates paid on such liabilities.

Provision for Loan Losses. There was no loan loss provision for the quarter ended June 30, 1996, compared to $45,000 for the same period in 1995.

Other Income. Other income amounted to $639,000 for the quarter ended June 30, 1996, compared to $420,000 for the same period in 1995. The 1996 amount includes a gain on other real estate totalling $139,000.

Other Expense. Total other expense for the quarter ended June 30, 1996 amounted to $3,085,000, an increase of $32,000 or 1.1% as compared to the same period in 1995. Salaries and employee benefits increased $61,000 or 4.7%. Occupancy and equipment expense increased $52,000 or 10.3%. Other (miscellaneous) expenses decreased $81,000 or 6.6%.

Provision for Income Taxes.   The provision for income taxes for the quarter
ended June 30, 1996 was $511,000, compared to $439,000 for the same period in 1995. The increase was due to the increase in the Company's pre-tax income.


ASSET QUALITY

Nonperforming loans totalled $2,045,000 or 0.8% of total loans at June 30, 1996, compared to $2,065,000 or 0.8% at December 31, 1995. Nonperforming loans at June 30, 1996 consisted of nonaccrual loans totalling $755,000, 90 day delinquent loans of $585,000, and restructured loans aggregating $705,000. Other real estate held totalled $585,000 at June 30, 1996, compared to $575,000 at December 31, 1995.

CAPITAL RESOURCES

Stockholders' equity totalled $28,173,000 at June 30, 1996. The Company's risk-based capital ratio was 12.4%, of which 11.2% constituted common stockholder equity, while the risk-based capital ratio for the Company's bank subsidiary, Wheeling National Bank, was 12.3%, with common stockholders' equity of 11.1%. At June 30, 1996 the Company's leverage capital ratio was 6.7%, while the leverage ratio for Wheeling National Bank was 6.6%.

                                        Three months ended June 30,             Six months ended June 30,
                                           1996               1995                 1996              1995
                                     Average   Yield/   Average   Yield/     Average   Yield/   Average  Yield/
                                     Balance    Rate    Balance    Rate      Balance    Rate    Balance   Rate
INTEREST EARNING ASSETS              (000's)            (000's)              (000's)            (000's)
Loans
  Commercial                         $ 70,781   9.23%   $ 58,880   9.95%     $ 68,732   9.26%   $ 58,150  10.04%
  Real estate                         122,935   7.95     127,032   8.50       124,409   8.25     125,838   8.10
  Installment-net                      52,341   8.96      55,694   8.87        53,728   8.98      55,541   9.15
   Total loans                        246,057   8.66     241,606   9.13       246,869   8.83     239,529   8.99
 Investment securities
  Taxable                             112,179   5.84      76,062   5.43        96,447   5.66      77,400   5.41
  Tax-exempt                            2,025   6.64       1,972   7.39         2,075   6.56       2,009   7.34
   Total investment securities        114,204   5.86      78,034   5.48        98,522   5.67      79,409   5.45
 Other short-term investments           3,241  13.14       4,293   8.67         6,352   8.77       4,141   8.48
    Total interest earning assets    $363,502   7.82    $323,933   8.25      $351,743   7.95    $323,079   8.11
INTEREST BEARING LIABILITIES
  Deposits
   NOW, Savings and MMDA             $130,305   2.62%   $131,124   2.65%     $129,623   2.61%   $134,244   2.68%
   Time                               148,114   5.03     130,716   4.79       145,292   5.01     127,245   4.58
    Total deposits                    278,419   3.90     261,840   3.72       274,915   3.88     261,489   3.61
  Short-term borrowings                44,487   4.65      21,758   6.30        36,264   4.95      22,047   5.91
  Long-term debt                        1,043   8.61       1,000   8.90         1,044   8.19       1,167   9.45
    Total interest
      bearing liabilities            $323,949   4.02    $284,598   3.94      $312,223   4.02    $284,703   3.81

MARGIN ANALYSIS
 (as a % of earning assets)
 Interest income                                7.82%              8.25%                7.95%              8.11%
 Interest expense                               3.58               3.46                 3.57               3.36
 Net interest income                            4.24%              4.79%                4.38               4.75%

Averages stated are month end average balances. Installment loans are stated net of unearned income.
Average loans include nonaccrual loans. Yields do not reflect tax equivalent adjustments.

Part II.   OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Securities Holders

The Annual Meeting of Shareholders was held May 15, 1996. Proxies were solicited pursuant to Regulation 14 of the 1934 Act. Shares represented in person or by proxy totalled 1,292,775 or 82.61% of the shares then outstanding. Shareholders approved by affirmative vote the following proposals:

1. To fix the number of positions for director at 9, with 2 vacancies that may be filled by the Board of Directors:

     Vote For: 1,274,090      Against: 8,627       Abstain: 10,058


2. To elect Jay T. McCamic and Robert C. Mead directors for a three year term.

                              Vote For   Vote Withheld  Abstain
         Jay T. McCamic       1,287,360     5,415         0
         Robert C. Mead       1,287,360     5,415         0

     Continuing in the position of director were the following:

                                        Term Expiring
         Jeremy C. McCamic                   1997
         Jolyon W. McCamic                   1997
         Jack O. Cartner                     1998
         Paul W. Donahie                     1998
         John J. Malik, Jr.                  1998


Item  6.  Exhibits and Reports on Form 8-K

    B. Reports on Form 8-K:

    Date           Item           Description
    None




                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       AMERICAN BANCORPORATION
                                           (Registrant)


Date: August 13, 1996                          /s/ Jeremy C. McCamic
                                               Jeremy C. McCamic
                                               Chairman and
                                               Chief Executive Officer


Date: August 13, 1996                          /s/ Brent E. Richmond
                                               Brent E.Richmond
                                               Chief Financial and
                                               Accounting Officer