Form 10-Q
period 1996-09-30
AMERICAN BANCORPORATION /WV/
filed 1996-11-14
CIK 4570

FORM 10-Q QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                      OF THE SECURITIES AND EXCHANGE ACT OF 1934

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                     FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the period ended     September 30, 1996
Commmission File Number:     0-5893

                             American Bancorporation
             (Exact name of registrant as specified in its charter)

            Ohio                                     31-0724349
 (State or other jurisdiction of                (I.R.S. Employer
  incorporation or organization)               Identification No.)

  1025 Main Street, Suite 800, Wheeling, WV            26003
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

                             Yes  X   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     October 7, 1996: 1,564,837 shares of Common stock without par value

                                Number of pages comprising
                                this report            12



TABLE OF CONTENTS

Part I          FINANCIAL INFORMATION
Item  1    Financial Statements
              Condensed Consolidated Balance Sheet              3
              Condensed Consolidated Statement of Operations 4 Condensed Consolidated Statement of
                  Cash Flows                                    5
              Condensed Consolidated Statement of
                  Changes in Stockholders' Equity               6
              Notes to the Financial Statements                 6
Item  2    Management's Discussion and Analysis of Financial
              Condition and Results of Operations               7


Part II   OTHER INFORMATION
Item  1     Legal Proceedings                                None
Item  2     Changes in Securities                            None
Item  3     Defaults Upon Senior Securities                  None
Item  4     Submission of Matters to a
               Vote of Security Holders                      None
Item  5     Other Information                                None
Item  6     Exhibits and Reports on Form 8-K                 None

SIGNATURES                                                     12





American Bancorporation and Subsidiaries
CONSOLIDATED BALANCE SHEET
                                      September 30,           December 31,
                                  1996           1995             1995
ASSETS
Cash and due from banks        $ 12,118,420  $ 10,869,474     $ 10,887,718
Federal funds sold                5,791,120     5,477,297       11,469,000
Investment securities
   available for sale           130,440,071     4,593,631       68,014,533
Investment securities
   held to maturity                       -    67,529,717                -

Loans, net of unearned income   258,157,544   244,937,335      250,372,023
  Less allowance for
     loan losses                  3,622,241     3,910,783        3,853,633
                                254,535,303   241,026,552      246,518,390
Premises and equipment - net      9,470,704     8,882,023        8,947,284
Accrued interest receivable       3,604,428     1,871,774        2,065,832
Excess of cost over net
   assets purchased               2,388,285     1,888,996        1,830,170
Other assets                      6,055,488     5,367,578        4,261,848
     TOTAL ASSETS              $424,403,819  $347,507,042     $353,994,775

LIABILITIES
 Deposits
   Non-interest bearing        $ 33,467,600  $ 31,569,143     $ 31,792,609
   Interest bearing             281,190,194   262,478,166      260,871,998
       TOTAL DEPOSITS           314,657,794   294,047,309      292,664,607
 Short-term borrowings           74,218,301    19,530,423       27,522,666
 Accrued interest payable         1,439,634     1,171,774        1,033,315
 Other liabilities                4,188,965     4,145,930        3,714,641
 Long-term debt                   1,039,364     1,000,000        1,047,124
    TOTAL LIABILITIES           395,544,058   319,895,436      325,982,353

STOCKHOLDERS' EQUITY
  Preferred stock                         -             -                -
  Common stock without par value,
  stated value $5, authorized
  6,500,000 shares, issued and
  outstanding 1,564,837           7,824,185     7,824,185       7,824,185
  Additional paid-in capital     10,301,982    10,301,982      10,301,982
  Retained earnings              11,441,021     9,283,939       9,763,633
  Unrealized gain (loss)
      on securities available
      for sale                     (707,427)      201,500         122,622
    TOTAL STOCKHOLDERS' EQUITY   28,859,761    27,611,606      28,012,422
    TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY     $424,403,819  $347,507,042    $353,994,775



American Bancorporation and Subsidiaries
CONSOLIDATED STATEMENT OF OPERATIONS

                                Quarter Ended            Nine Months Ended
                                 September 30,              September 30,
                               1996        1995           1996         1995
INTEREST INCOME
 Loans                        $5,709,335  $5,549,697  $16,614,538  $16,312,237
 Investment securities
  Taxable interest income      2,107,059     990,246    4,834,527    3,082,397
  Non-taxable interest income     32,188      35,508      100,212      109,231
                               2,139,247   1,025,754    4,934,739    3,191,628
 Other short-term investments     41,070      84,367      319,664      259,941
   Total interest income       7,889,652   6,659,818   21,868,941   19,763,806

INTEREST EXPENSE
 Deposits                      2,760,788   2,505,715    8,095,234    7,220,805
 Borrowed funds                  933,629     349,020    1,873,140    1,055,514
   Total interest expense      3,694,417   2,854,735    9,968,374    8,276,319
     NET INTEREST INCOME       4,195,235   3,805,083   11,900,567   11,487,487
PROVISION FOR LOAN LOSSES              -      15,000            -      105,000
 Net interest income after
    provision for loan losses  4,195,235   3,790,083   11,900,567   11,382,487
OTHER INCOME
 Service charges on
   deposit accounts              224,342     203,441      655,865      535,877
 Securities losses                (3,794)          -       (3,794)        (106)
 Insurance commissions            28,084      32,281       93,927       95,570
 Other income                    434,132     205,223    1,074,979      610,325
   Total other income            682,764     440,945    1,820,977    1,241,666
OTHER EXPENSE
 Salaries and employee
   benefits                    1,390,384   1,300,697    4,101,993    4,004,568
 Occupancy and equipment
   expense                       553,244     536,805    1,665,981    1,577,467
 Other expenses                1,449,987   1,087,225    3,692,882    3,477,276
   Total other expense         3,393,615   2,924,727    9,460,856    9,059,311
INCOME BEFORE INCOME TAXES     1,484,384   1,306,301    4,260,688    3,564,842
PROVISION FOR INCOME TAXES       551,901     478,412    1,566,156    1,305,336
NET INCOME                    $  932,483  $  827,889  $ 2,694,532  $ 2,259,506

  Average Shares Outstanding   1,564,837   1,564,837    1,564,837    1,564,837
    NET INCOME PER SHARE      $     0.60  $     0.53  $      1.72  $      1.44



American Bancorporation and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS

                                               Nine months ended September 30,
                                                      1996           1995
Operating Activities:
   Net Income                                     $ 2,694,532     $ 2,259,506
   Charges to operations (using) not using
    cash in the current period                       (885,416)        405,672
      Net cash provided by operating activities     1,809,116       2,665,178
Investing Activities:
   Purchase of branch assets, net of
     cash acquired                                 14,171,001               -
   Investment securities held to maturity:
     Proceeds from maturities and repayments                -      17,143,484
     Proceeds from sales                                    -               -
     Purchases                                              -      (6,433,406)
   Investment securities available for sale:
     Proceeds from maturities and repayments       16,846,616         995,400
     Proceeds from sales                            4,053,743               -
     Purchases                                    (84,908,587)     (2,163,100)
   Net increase in loans                           (7,767,131)    (16,002,802)
   Purchase of premises and equipment              (1,244,261)       (660,218)
     Net cash used by investing activities        (58,848,619)     (7,120,642)
Financing Activities:
   Net increase in non-interest
     bearing demand deposits                          698,028         360,230
   Net decrease in interest bearing
     demand and savings deposits                   (3,619,623)    (13,749,493)
   Net increase in time deposits                    9,764,952      15,095,915
   Net increase in short-term borrowings           46,695,635       6,132,242
   Principal repayment of long-term debt               (7,761)     (1,000,000)
   Cash dividends paid                               (938,906)       (665,055)
     Net cash provided by financing activities     52,592,325       6,173,839

   Net Increase (Decrease) in
      Cash and Cash Equivalents                    (4,447,178)      1,718,375

Cash and Cash Equivalents Beginning Balance       $22,356,718     $14,628,396
Cash and Cash Equivalents Ending Balance          $17,909,540     $16,346,771


American Bancorporation and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Nine months ended September 30, 1996 and 1995

                                                      1996           1995
 Balance at January 1,                             $28,012,422    $26,193,019
  Net Income                                         2,694,532      2,259,506
  Dividends declared ($0.65 per share 1996,
    $0.50 per share 1995)                           (1,017,144)      (782,419)
  Unrealized loss on securities available for sale    (830,049)       (58,500)
 Balance at September 30,                          $28,859,761    $27,611,606




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


MANAGEMENT'S DISCUSSION AND ANALYSIS
 OF FINANCIAL POSITION AND RESULTS OF OPERATIONS


SUMMARY

American Bancorporation (the "Company") recognized net income of $2,695,000 ($1.72 per share) for the nine months ended September 30, 1996, compared to net income of $2,260,000 ($1.44 per share) for the nine months ended September 30, 1995. The Company's assets totalled $424,404,000 at September 30, 1996, compared to $347,507,000 at September 30, 1995.

As the result of Federal legislation enacted to recapitalize the Savings Association Insurance Fund, the Company took a $245,000 charge against earnings during the third quarter of 1996. The one-time assessment applies to approximately $46 million in thrift deposits the Company acquired in recent years.

The following is a discussion of significant factors influencing operating performance and change in financial position during the interim periods presented. The discussion should be read in connection with the 1995 Annual Report and the financial statements appearing elsewhere herein.

RESULTS OF OPERATIONS
NINE MONTH COMPARISON

Net Income. Net income for the nine months ended September 30, 1996 amounted to $2,695,000, compared to $2,260,000 for the nine months ended September 30, 1995. The increase was the result of increases in net interest income and other income which were partially offset by an increase in other expenses.

Net Interest Income. Net interest income before provision for loan losses for the nine months ended September 30, 1996 amounted to $11,901,000 an increase of $413,000 or 3.6 %, as compared to the nine months ended September 30, 1995. The increase resulted primarily from a $41,243,000 or 12.8% increase in average interest earning assets, which was partially offset by a 38 basis point decrease in the Company's margin.

Interest Income. Total interest income for the nine months ended September 30, 1996 amounted to $21,869,000, an increase of $2,105,000 or 10.7%, as compared to the same period in 1995. The increase resulted primarily from a $41,243,000 increase in the average volume of earning assets which was partially offset by a 15 basis point decrease in the average yield on earning assets. Average loans outstanding increased $8,469,000 or 3.5%. Average commercial loans increased $11,669,000 or 19.9% while average consumer installment loans decreased $3,011,000 or 5.4% and average real estate loans decreased $189,000 or 0.1%. The average yield on loans decreased from 9.02% in 1995 to 8.87% in 1996. Average investment securities and other short-term investments outstanding increased $32,773,000 or 40.1%, while the average yield increased from 5.64% in 1995 to 6.12% in 1996.

Interest Expense. Total interest expense for the nine months ended September 30, 1996 amounted to $9,968,000, an increase of $1,692,000 or 20.4% as compared to the nine months ended September 30, 1995. The increase resulted primarily from a $40,603,000 or 14.3% increase in the average volume of interest bearing liabilities and a 21 basis point increase in interest rates paid on such
liabilities.   Average NOW, money market and savings accounts decreased
$2,637,000. Average time deposits increased $17,720,000. Average noninterest bearing accounts increased $391,000 and represented 10.4% of average total deposits in 1996. Average borrowings increased $25,588,000.

Provision for Loan Losses. There was no loan loss provision for the nine months ended September 30, 1996, compared to $105,000 for the same period in 1995.

Other Income. Other income amounted to $1,821,000 for the nine months ended September 30, 1996, an increase of $579,000 or 46.7%, as compared to the same period in 1995.

Other Expense. Total other expense for the nine months ended September 30, 1996 amounted to $9,461,000, an increase of $402,000 or 4.4%, as compared to the same period in 1995. Salaries and employee benefits increased $97,000 or 2.4%. Occupancy and equipment expense increased $89,000 or 5.6%. Other (miscellaneous) expenses increased $216,000 or 6.2%, including a one-time charge of $245,000 as previously discussed (see "Summary").

Provision for Income Taxes. The provision for income taxes for the nine months ended September 30, 1996 was $1,566,000, an increase of $261,000 or 20.0%, as compared to the same period in 1995. The increase was due to the increase in the Company's pre-tax income.



RESULTS OF OPERATIONS
 QUARTER COMPARISON

Net Income. Net income for the quarter ended September 30, 1996 amounted to $932,000, compared to net income of $828,000 for the quarter ended September 30, 1995. The increase was the result of increases in net interest income and other income which were partially offset by an increase in other expenses.

Net Interest Income. Net interest income before provision for loan losses for the quarter ended September 30, 1996 amounted to $4,195,000, an increase of $390,000 or 10.3%, as compared to the quarter ended September 30, 1995. The increase resulted primarily from a $66,401,000 or 20.6% increase in average interest earning assets, which was partially offset by a 41 basis point decrease in the Company's margin.

Interest Income. Total interest income for the quarter ended September 30, 1996 amounted to $7,890,000, an increase of $1,230,000 or 18.5%, as compared to the same period in 1995. The increase resulted primarily from a $66,401,000 or 20.6% increase in the average volume of earning assets which was partially offset by a 15 basis point decrease in the average yield on earning assets. Average loans outstanding increased $10,729,000 or 4.4%. Average commercial loans increased $13,845,000 or 23.3 %, and average real estate loans increased $2,291,000 or 1.8% while average installment loans decreased $5,407,000 or 9.4%. The average yield on loans decreased from 9.07% in 1995 to 8.94% in 1996. Average investment securities and other short-term investments outstanding increased $55,671,000 or 71.5% while the average yield increased from 5.70% in 1995 to 6.53% in 1996.

Interest Expense. Total interest expense for the quarter ended September 30, 1996 amounted to $3,694,000 an increase of $840,000 or 29.4%, as compared to the same period in 1995. The increase resulted primarily from a $66,767,000 or 23.6% increase in the average volume of interest bearing liabilities and a 19 basis point increase in interest rates paid on such liabilities.

Provision for Loan Losses. There was no loan loss provision for the quarter ended September 30, 1996, compared to $15,000 for the same period in 1995.

Other Income. Other income amounted to $683,000 for the quarter ended September 30, 1996, compared to $441,000 for the same period in 1995.

Other Expense. Total other expense for the quarter ended September 30, 1996 amounted to $3,394,000, an increase of $469,000 or 16.0%, as compared to the same period in 1995. Salaries and employee benefits increased $90,000 or 6.9%. Occupancy and equipment expense increased $16,000 or 3.1%. Other (miscellaneous) expenses increased $363,000 or 33.4%, including a one-time charge of $245,000 as previously discussed (see "Summary").

Provision for Income Taxes.   The provision for income taxes for the quarter
ended September 30, 1996 was $552,000, compared to $478,000 for the same period in 1995. The increase was due to the increase in the Company's pre-tax income.

ASSET QUALITY

Nonperforming loans totalled $1,854,000 or 0.7% of total loans at September 30, 1996, compared to $2,065,000 or 0.8% at December 31, 1995. Nonperforming loans at September 30, 1996 consisted of nonaccrual loans totalling $493,000, 90 day delinquent loans of $672,000, and restructured loans aggregating $689,000. Other real estate held totalled $577,000 at September 30, 1996, compared to $575,000 at December 31, 1995.

CAPITAL RESOURCES

Stockholders' equity totalled $28,860,000 at September 30, 1996. The Company's risk-based capital ratio was 12.1%, of which 10.9% constituted common stockholder equity, while the risk-based capital ratio for the Company's bank subsidiary, Wheeling National Bank, was 11.8%, with common stockholders' equity of 10.6%. At September 30, 1996 the Company's leverage capital ratio was 6.4%, while the leverage ratio for Wheeling National Bank was 6.2%.


                               Three months ended September 30,          Nine months ended September 30,
                                     1996               1995                 1996             1995
                               Average   Yield/  Average   Yield/      Average  Yield/  Average   Yield/
                               Balance    Rate   Balance    Rate       Balance   Rate   Balance    Rate
INTEREST EARNING ASSETS        (000's)           (000's)               (000's)          (000's)
 Loans
  Commercial                   $ 73,253   9.08%  $ 59,408  9.78%      $ 70,239   9.20%  $ 58,569  9.95%
  Real estate                   129,856   8.35    127,565  8.34        126,225   8.28    126,414  8.18
  Installment-
     net                         52,307   8.94     57,714  9.26         53,254   8.97     56,265  9.19
   Total loans                  255,416   8.94    244,687  9.07        249,718   8.87    241,248  9.02
 Investment securities
  Taxable                       129,000   6.53     71,719  5.52        107,298   6.01     75,506  5.44
  Tax-exempt                      1,882   6.84      1,912  7.43          2,011   6.64      1,977  7.37
   Total investment securities  130,882   6.54     73,631  5.57        109,309   6.02     77,483  5.49
 Other short-term investments     2,632   6.24      4,212  8.01          5,112   8.34      4,165  8.32
    Total interest
      earning assets           $388,930   8.11   $322,530  8.26       $364,139   8.01   $322,896  8.16
INTEREST BEARING LIABILITIES
  Deposits
   NOW, Savings and MMDA       $129,811   2.66%  $128,479  2.64%      $129,686   2.63%  $132,323  2.67%
   Time                         149,688   5.07    132,622  5.00        146,757   5.03    129,037  4.72
    Total deposits              279,499   3.95    261,101  3.84        276,443   3.90    261,360  3.68
  Short-term borrowings          69,338   5.25     21,009  6.25         47,288   5.10     21,701  6.02
  Long-term debt                  1,040   8.88      1,000  8.41          1,043   8.42      1,111  9.14
    Total interest
       bearing liabilities     $349,877   4.22   $283,110  4.03       $324,774   4.09   $284,172  3.88

MARGIN ANALYSIS
 (as a % of earning assets)
 Interest income                        8.11%              8.26%                 8.01%            8.16%
 Interest expense                       3.80               3.54                  3.65             3.42
 Net interest income                    4.31%              4.72%                 4.36%            4.74%

Averages stated are month end average balances. Installment loans are stated net of unearned income.
Average loans include nonaccrual loans. Yields do not reflect tax equivalent adjustments.


Part II.   OTHER INFORMATION

Item  6.  Exhibits and Reports on Form 8-K

    B. Reports on Form 8-K:

    Date           Item           Description
    None



                                       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            AMERICAN BANCORPORATION
                                                   (Registrant)

Date November 14, 1996                      /S/ JEREMY C. MCCAMIC
                                                Jeremy C. McCamic
                                                Chairman and
                                                Chief Executive Officer


Date November 14, 1996                      /S/ BRENT E. RICHMOND
                                                Brent E. Richmond
                                                Chief Financial and
                                                Accounting Officer