Form 10-K405
period 1996-12-31
AMERICAN BANCORPORATION /WV/
filed 1997-03-31
CIK 4570

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                       FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended         December 31, 1996
Commission file number            0-5893

                          American Bancorporation
            (Exact name of registrant as specified in its charter)

                        Ohio                               31-0724349
(State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                      Identification No.)

                   1025 Main Street, Suite 800, Wheeling, WV 26003         26003
                       (Address of principal executive offices)      (Zip Code)

Registrants telephone number, including area code    (304) 233-5006

Securities registered pursuant to Section 12(b) of the Act:       None

              Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, without par value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to the filing requirements for the past 90 days.
                                                 Yes X      No

Indicate by check mark if disclosure to delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.   [ x ]

State the aggregate market value of the voting stock held by nonaffiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within 60 days prior to the date of filing.
                         $31,973,508 at February 28, 1997

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
     1,564,837 shares of Common stock, without par value, at March 25, 1997

                Number of pages        Exhibit Index
                comprising this        located at
                report . . . . . 60    Page . . . . .      12 & 14




DOCUMENTS INCORPORATED BY REFERENCE
Certain of the items listed in the table below are included in the Annual Report to Stockholders for the year ended December 31, 1996. With the exception of the pages listed in the index and hereby incorporated by reference, the 1996 Annual Report to Stockholders is not to be deemed filed as part of this report.

The Registrant will file a Definitive Proxy Statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of fiscal year 1996. Information contained therein is hereby incorporated by reference as indicated in the table below.

CROSS REFERENCE INDEX AND TABLE OF CONTENTS
                                                    Page Reference
                                          Form     Annual Report       Proxy
                                          10-K    to Shareholders    Statement

Part I
Item  1  Business                         3 - 9              IFC            -
Item  2  Properties                          10                -            -
Item  3  Legal proceedings                   11                -            -
Item  4  Submission of matters to a
         vote of security holders           N/A
Part II
Item  5  Market for Registrants common
         stock and related security
         holders matters                      -     IFC, IBC, 28      2 - 3, 9
Item  6  Selected financial data              -               28             -
Item  7  Management's discussion and
         analysis of financial condition
         and results of operations            -          29 - 42             -
Item  8  Financial statements and
         supplementary data                  11           2 - 27             -
Item  9  Changes and disagreements with
         Accountants on accounting and
         financial disclosures              N/A
Part III
Item 10  Directors and executive officers
         of the Registrant                    -                -         4 - 7
Item 11  Executive compensation               -                -         8 - 9
Item 12  Security ownership of certain
         beneficial owners and management     -                -             3
Item 13  Certain relationships and
         related transactions                 -                -            12

Part IV
Item 14  Exhibits, financial statement
         schedules and reports on
         Form 8K                        11 - 12                -             -



Part I
Item 1. Business

A. General
American Bancorporation (the "Registrant" or the "Company") is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Registrant was incorporated under the laws of the State of Ohio on August 10, 1966. The Registrant is engaged in the business of organizing, acquiring and developing a system of affiliate companies engaged in bank related activities. The Registrant presently owns all the capital stock of Wheeling National Bank.

Wheeling National Bank, ("WNB") acquired by the company in 1988, is a national banking association organized in 1978. On March 29, 1996 the Company merged its former bank subsidiary, Columbus National Bank, into Wheeling National Bank, under the charter of WNB. WNB, with its headquarters situated in St. Clairsville, Ohio, conducts its operations through offices located in Wheeling, Weirton, New Martinsville and Pine Grove in West Virginia, and St. Clairsville, Flushing, Shadyside, Barnesville, Freeport, Cambridge, Gahanna, Reynoldsburg, Steubenville and Columbus in Ohio. WNB employs 175 full time equivalent employees and at December 31, 1996 had total assets of $457 million.

WNB conducts general commercial banking businesses. Assisting individuals, business and government, the bank provides a full range of depository services including demand, savings and time deposits, negotiable orders of withdrawal and money market deposit accounts and lending services including mortgage, commercial and consumer loans. WNB is also authorized to exercise fiduciary powers.

In addition to its bank affiliate, the Company has organized four non-bank subsidiaries. The non-bank subsidiaries are authorized to provide various services including: data processing, equipment and real estate leasing, transfer agent services and mortgage banking. American Bancdata Corporation ("ABD"), located in Wheeling West Virginia, provides data processing services to the Company and WNB. ABD employs 5 full time equivalent employees. American Mortgages, Inc., ("AMI") also located in Wheeling, West Virginia, conducts mortgage banking activities including making and servicing mortgage
loans.  AMI employs 11 full time equivalent employees.   In addition, AMI owns
51% of Premier Mortgage, Ltd., ("Premier"). Premier, located in Columbus, Ohio, originates mortgage loans and has 10 employees.

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

2. Banking Affiliate of the Registrant

The subsidiary bank has a national charter and accordingly, is subject to the National Banking Act and supervision and examination by the Comptroller of the Currency. The subsidiary bank is a member of the Federal Deposit Insurance Corporation and is subject to the Federal Deposit Insurance Act.

Areas subject to regulation by Federal authorities include reserves on deposits, interest rates and other terms of deposits, investments, loans, payment of dividends, establishment of branches and other aspects of operations, as well as mergers and the issuance of securities.

The bank makes loans subject to state usury laws that provide maximum interest rates that may be charged for specific classes of loans. The bank is also subject to a variety of other laws which impose limitations on loans to a single borrower, to insiders, and to others, and to other laws which impose various requirements concerning certain types and classes of loans.

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

D. Competition
The Registrant's affiliate banking offices compete in their areas with commercial banks and other financial intermediaries such as saving and loan associations, credit unions, consumer finance companies, insurance companies and mortgage bankers. The principal methods of bank competition are interest rates and services. The subsidiary bank of the Company pays interest on deposits and charges rates and fees on loans which are competitive in the general areas served.

E. Personnel
The Registrant, its affiliate bank, and non-banking subsidiaries employed 205 full-time equivalent employees at December 31, 1996.

F.  Miscellaneous
Research and development is not a significant portion of the Registrant's business. The Registrant has no foreign operations or income, no material patents, licenses, franchises or concessions, and materials are not essential to its business. Environmental regulations do not materially affect the capital expenditures, income or competitive position of the Registrant.

The Registrant's business is not subject to material seasonal fluctuation. The business of the Registrant's affiliate bank is not dependent on any one or a few customers. The Registrant, as a holding company, relies predominately on dividends from its affiliate bank and management fees from its affiliate bank for its working capital requirements.


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


                                                               Page Reference
                                                     Form      Annual report
                                                     10K       to stockholders

I.   Distribution of assets, liabilities
     and stockholders' equity, interest rates
     and interest differential
     a. Average balance sheet                          -              29
     b. Average earning assets and interest bearing
        liabilities, interest earned and paid,
        yield and rates                                -              29
     c. Interest variances                             -              32-33

II.  Investment portfolio
     a. Carrying value of investment securities
        by type                                        -              39
     b. Maturity and weighted average yield            -              39

III. Loans
     a. Types of loans                                 -              36
     b. Maturity and sensitivity to
        change in interest rates                       -              36
     c. Non-performing loans                           -              37

IV.  Summary of loans loss experience                  9              38

 V.  Deposits
     a. Average amount                                 -              39
     b. Maturity of time certificates of
        deposits in excess of $100,000                 -              39

VI.  Return on equity and assets                       -              28



The following table summarizes the balance of the allowance for loan losses by the major loan categories. The table supplements that on page 38 of the Company's Annual Report to Stockholders for the year ended December 31, 1996, incorporated by reference herein.
                                             Allowance           Percent
                                              amount          in each category
                                          (000's omitted)      to total loans
December 31, 1996
Commercial, financial and agricultural . . . $  871                 30.5%
Real estate - construction . . . . . . . . .      -                  0.7
Real estate - mortgage . . . . . . . . . . .    515                 50.3
Installment. . . . . . . . . . . . . . . . .    434                 18.5
Leases . . . . . . . . . . . . . . . . . . .      -                  0.0
Unallocated. . . . . . . . . . . . . . . . .  1,744                  N/A
                                             $3,564                100.0%
December 31, 1995
Commercial, financial and agricultural . . . $  984                 25.2%
Real estate - construction . . . . . . . . .      -                  0.7
Real estate - mortgage     . . . . . . . . .    358                 51.4
Installment. . . . . . . . . . . . . . . . .    513                 22.7
Leases . . . . . . . . . . . . . . . . . . .      -                  0.0
Unallocated. . . . . . . . . . . . . . . . .  1,999                  N/A
                                             $3,854                100.0%
December 31, 1994
Commercial, financial and agricultural . . . $1,165                 22.6%
Real estate - construction . . . . . . . . .      -                  0.5
Real estate - mortgage . . . . . . . . . . .    407                 52.3
Installment. . . . . . . . . . . . . . . . .    913                 24.6
Leases . . . . . . . . . . . . . . . . . . .      -                  0.0
Unallocated. . . . . . . . . . . . . . . . .  1,252                  N/A
                                             $3,737                100.0%
December 31, 1993
Commercial, financial and agricultural . . . $2,099                 28.2%
Real estate - construction . . . . . . . . .      -                  1.2
Real estate - mortgage . . . . . . . . . . .    246                 35.5
Installment. . . . . . . . . . . . . . . . .    645                 35.1
Leases . . . . . . . . . . . . . . . . . . .      -                  0.0
Unallocated. . . . . . . . . . . . . . . . .    554                  N/A
                                             $3,544                100.0%
December 31, 1992
Commercial, financial and agricultural . . . $2,532                 28.1%
Real estate - construction . . . . . . . . .      -                  1.1
Real estate - mortgage . . . . . . . . . . .    143                 31.2
Installment. . . . . . . . . . . . . . . . .    926                 39.6
Leases . . . . . . . . . . . . . . . . . . .      -                  0.0
Unallocated. . . . . . . . . . . . . . . . .     80                  N/A
                                             $3,681                100.0%

ITEM 2. PROPERTIES
The Company and its non-banking subsidiaries conduct business from the Company's administrative headquarters in Wheeling, West Virginia and the Bank conducts business from its various office locations.

The net book value of the Company's office facilities, furniture and equipment, including leasehold improvements and property held for future expansion (less accumulated depreciation and amortization) at December 31, 1996 was $9.7 million. The Company does not believe that the termination of any of its leases would have a material effect on its operations.

Listed below are the locations of the Company's executive offices and the branch offices of the Bank that were operating as of December 31, 1996, as well as any proposed branch office locations. All buildings are owned by the Company unless otherwise indicated. Except as noted, the Company believes its property is suitable and adequate for its current and proposed needs.
                                                               Approximate
       Office                                Year Opened         Sq. Feet
American Bancorporation
 Mull Center, Wheeling, West Virginia
 Executive and non-bank subsidiary offices      1987              4,000 (1)
Wheeling National Bank
 OHIO
 Cambridge                                      1974              5,840
 Cambridge - Drive-in                           1989             14,000
 Gahanna                                        1990              3,200 (1)
 Gahanna - StoneRidge Plaza                     1996              1,600 (1)
 Reynoldsburg                                   1990              6,000
 Flushing                                       1953              5,400 (1)
 St. Clairsville                                1991              8,000 (2)
 St. Clairsville - Ohio Valley Mall             1994              3,088 (2)
 Shadyside                                      1980              4,200
 Freeport                                       1988              1,500
 Barnesville                                    1994              2,000
 Columbus                                       1993              1,350 (1)
 Columbus (Administrative offices)              1994              1,069 (1)
 Steubenville                                   1994              1,400 (2)
WEST VIRGINIA
 Wheeling                                       1969             29,515
 Wheeling - Drive-in                            1991             18,583
 New Martinsville                               1978              2,800
 Pine Grove                                     1983              1,125
 Wheeling Island                                1984              1,280
 Elm Grove                                      1986              2,420 (1)
 Weirton                                        1986             15,214
 Weirton - Drive-in                             1989              4,800
 Weirton Heights                                1990              1,500 (1)
American Mortgages, Inc.
 Elm Grove                                      1994              4,700 (1)
Premier Mortgage, Ltd.
 Worthington, Ohio                              1996              2,250 (1)

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



                               PART IV

ITEM 14 .      EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                        AND REPORTS ON FORM 8-K

A. The following documents are filed as part of this report:

1.  Financial Statements
                                                           Page reference
                                                            Annual Report
                                                           to Stockholders
Independent Auditors' Report
 For the years ended December 31, 1996, 1995 and 1994. . . . . .     27
Consolidated financial statements
 Consolidated balance sheet at December 31, 1996 and 1995. . . .      2
 Consolidated statement of operations for the years ended
   December 31, 1996, 1995 and 1994. . . . . . . . . . . . . . .      3
 Consolidated statement of stockholders' equity for the years
   ended December 31, 1996, 1995 and 1994. . . . . . . . . . . .      4
 Consolidated statement of cash flows for the years ended
   December 31, 1996, 1995 and 1994. . . . . . . . . . . . . . .      5
 Notes to consolidated financial statements including condensed
   financial information of Registrant . . . . . . . . . . . .   6 - 26

2.  Financial Statement Schedules

All schedules have been omitted since the required information is not present in amounts sufficient to require submission or because the information required is included in the financial statements, including the notes thereto.

3.  Exhibits                                                    Page No. in
                                                                Form 10-K
Number
3.1     Fifth Amended Articles of Incorporation (a)
3.3     Amended Code of Regulations (a)
3.5     1987 Amendment to Fifth Amended Articles of Incorporation (b)
3.6     1987 Amendment to Amended Code of Regulations (b)
3.7     1988 Amendment to Amended Code of Regulations (c)
3.8     1990 Amendment to Amended Code of Regulations (e)
4.2     Specimen Common Share Certificate as of December 15, 1988 (d)
10.8    American Bancorporation Senior Management
           Incentive Compensation Plan (f)
10.9    Savings Assumption and Purchase Agreement -
           Buckeye Savings Bank Branches (g)
10.10   Agreement to Merge between Wheeling National Bank and
           Columbus National Bank (h)
10.11   Office Purchase and Assumption Agreement by and between
           Columbus National Bank and Bank One, Steubenville, NA (i)
13.1    1996 Annual Report to Security Holders                        15-60
22.1    Subsidiaries:
        The following is a list of all subsidiaries of American Bancorporation, the jurisdiction of incorporation or organization, and the percentage of shares owned by American Bancorporation for each such subsidiary.
                                        Jurisdiction        Percentage
             Name
             Wheeling National Bank         U.S.               100%
             American Bancservices, Inc     Ohio               100%
             American Mortgages, Inc.       Ohio               100%
             American Bancleasing, Inc      Ohio               100%
             American Bancdata Corporation  Ohio               100%
             Premier Mortgage, Ltd          Ohio                51% *
                *Through the Company's ownership in American Mortgages, Inc.

The following footnote references are to documents incorporated by reference herein:

(a) Form 10-K (12/31/82) - Index on page 12
(b) Form S-4 (effective 9/3/87) - Exhibit Nos. 3.5 and 3.6
(c) Form 10-K (12/31/88) - Exhibit No. 3.7
(d) Form 10-K (12/31/88) - Exhibit No. 4.2
(e) Form 10-K (12/31/89) - Exhibit No. 3.8
(f) Form 10-K (12/31/93) - Exhibit No. 10.8
(g) Form 10-Q (06/30/94) - Exhibit No. 10.9
(h) Form 10-K (12/31/95) - Exhibit No. 10.10
(i) Form 10-Q (03/31/96) - Exhibit No. 10.11


B.  Reports on Form 8-K:

    Date         Item Number         Description
    None


                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on March 31, 1997.

                                            AMERICAN BANCORPORATION

                                            /s/ Jeremy C. McCamic
                                            Jeremy C. McCamic
                                            Chairman and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of March 31, 1997.


/s/ Jack O. Cartner                      /s/ Jolyon W. McCamic
Jack O. Cartner                          Jolyon W. McCamic
Director                                 Director and Vice Chairman


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

/s/ Jeremy C. McCamic
Jeremy C. McCamic
Director, Chairman and
Chief Executive Officer


                                  EXHIBIT INDEX

Number   Description                                               SEC Page #
 3.1     Fifth Amended Articles of Incorporation. . . . . . . . . . .     (a)
 3.3     Amended Code of Regulations  . . . . . . . . . . . . . . . .     (a)
 3.5     1987 Amendment to Fifth Amended Articles of Incorporation. .     (b)
 3.6     1987 Amendment to Amended Code of Regulations  . . . . . . .     (b)
 3.7     1988 Amendment to Amended Code of Regulations. . . . . . . .     (c)
 3.8     1990 Amendment to Amended Code of Regulations. . . . . . . .     (e)
 4.2     Specimen Common Share Certificate as of December 15, 1988. .     (d)
10.8     American Bancorporation Senior Management Incentive
             Compensation Plan. . . . . . . . . . . . . . . . . . . .     (f)
10.9     Savings Assumption and Purchase Agreement -
             Buckeye Savings Bank Branches . . . . . . .  . . . . . .     (g)
10.10    Agreement to Merge between Wheeling National Bank and
             Columbus National Bank. . . . . . . . . . . . .  . . . .     (h)
10.11    Office Purchase and Assumption Agreement by and between
             Columbus National Bank and Bank One, Steubenville, NA. .     (i)
13.1     1996 Annual Report to Security Holders . . . . . . . . . . . (15-60)
22.1     Subsidiaries:
         The following is a list of all subsidiaries of American Bancorporation, the jurisdiction of incorporation or organization, and the percentage of shares owned by American Bancorporation for each such subsidiary.
                                          Jurisdiction        Percentage
              Name
              Wheeling National Bank           U.S.              100%
              American Bancservices, Inc       Ohio              100%
              American Mortgages, Inc          Ohio              100%
              American Bancleasing, Inc        Ohio              100%
              American Bancdata Corporation    Ohio              100%
              Premier Mortgage, Ltd            Ohio               51% *
                *Through the Company's ownership in American Mortgages, Inc.

The following footnote references are to documents incorporated by reference herein:

(a)        Form 10-K (12/31/82) - Index on page 12
(b)        Form S-4 (effective 9/3/87) - Exhibit Nos. 3.5 and 3.6
(c)        Form 10-K (12/31/88) - Exhibit No. 3.7
(d)        Form 10-K (12/31/88) - Exhibit No. 4.2
(e)        Form 10-K (12/31/89) - Exhibit No. 3.8
(f)        Form 10-K (12/31/93) - Exhibit No. 10.8
(g)        Form 10-Q (06/30/94) - Exhibit No. 10.9
(h)        Form 10-K (12/31/95) - Exhibit No. 10.10
(i)        Form 10-Q (03/31/96) - Exhibit No. 10.11