Form 10-Q
period 1997-03-31
AMERICAN BANCORPORATION /WV/
filed 1997-05-13
CIK 4570

FORM 10-Q QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                        SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the period ended    March 31, 1997
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

                                            Yes  X   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        April 7, 1997: 1,564,837 shares of Common stock without par value

                                                   Number of pages comprising
                                                   this report       11


TABLE OF CONTENTS

Part I     FINANCIAL INFORMATION
 Item  1   Financial Statements
             Condensed Consolidated Balance Sheet                       3
             Condensed Consolidated Statement of Operations             4
             Condensed Consolidated Statement of
                 Cash Flows                                             5
             Condensed Consolidated Statement of
                 Changes in Stockholders' Equity                        6
           Notes to the Financial Statements                            6
 Item  2   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                    7


Part II  OTHER INFORMATION
 Item  1   Legal Proceedings                                        None
 Item  2   Changes in Securities                                    None
 Item  3   Defaults Upon Senior Securities                          None
 Item  4   Submission of Matters to a
                  Vote of Security Holders                          None
 Item  5   Other Information                                        None
 Item  6   Exhibits and Reports on Form 8-K                         None

SIGNATURES                                                            11


                                     American Bancorporation and Subsidiaries

CONSOLIDATED BALANCE SHEET
                                           March 31,            December 31,
                                      1997           1996           1996
ASSETS
Cash and due from banks           $ 12,323,152   $ 11,064,486   $ 11,550,133
Federal funds sold                  10,671,259      9,696,000     17,870,000
Investment securities
  available for sale               140,457,032     86,787,536    143,473,608

Loans, net of unearned income      275,627,811    246,112,983    271,449,833
  Less allowance for loan losses     3,455,969      3,836,067      3,563,774
                                   272,171,842    242,276,916    267,886,059
Premises and equipment - net         9,871,897      8,787,394      9,730,880
Accrued interest receivable          3,785,600      2,385,108      2,985,322
Excess of cost over net
  assets purchased                   2,220,547      2,556,023      2,304,416
Other assets                         9,515,869      5,724,196      5,832,008
     TOTAL ASSETS                 $461,017,198   $369,277,659   $461,632,426

LIABILITIES
 Deposits
   Non-interest bearing           $ 34,940,131  $ 32,196,705    $ 36,744,316
   Interest bearing                293,560,988   277,649,967     283,066,502
       TOTAL DEPOSITS              328,501,119   309,846,672     319,810,818
 Short-term borrowings              94,528,431    25,257,519     104,096,043
 Accrued interest payable            1,515,819     1,140,798       1,488,999
 Other liabilities                   5,487,609     3,811,364       4,876,191
 Long-term debt                        933,763     1,044,614         937,681
    TOTAL LIABILITIES              430,966,741   341,100,967     431,209,732

STOCKHOLDERS' EQUITY
  Preferred stock                            -             -               -
  Common stock without par value, stated value
   $5, authorized 6,500,000 shares, issued
   and outstanding 1,564,837         7,824,185     7,824,185       7,824,185
  Additional paid-in capital        10,301,982    10,301,982      10,301,982
  Retained earnings                 12,660,051    10,321,337      12,021,258
  Unrealized gain (loss) on securities
      available for sale, net         (735,761)     (270,812)        275,269
  TOTAL STOCKHOLDERS' EQUITY        30,050,457    28,176,692      30,422,694
  TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY         $461,017,198  $369,277,659    $461,632,426


                                      American Bancorporation and Subsidiaries
CONSOLIDATED STATEMENT OF OPERATIONS

                                           Three Months ended March 31,
                                            1997                  1996
INTEREST INCOME
 Loans                                   $5,974,954            $5,579,457
 Investment securities
 Taxable interest income                  2,552,804             1,089,267
  Non-taxable interest income                24,201                34,424
                                          2,577,005             1,123,691
 Other short-term investments               109,716               172,141
   Total interest income                  8,661,675             6,875,289

INTEREST EXPENSE
 Deposits                                 2,941,737             2,618,465
 Borrowed funds                           1,416,710               399,586
   Total interest expense                 4,358,447             3,018,051
     NET INTEREST INCOME                  4,303,228             3,857,238
PROVISION FOR LOAN LOSSES                         -                     -
 Net interest income after
    provision for loan losses             4,303,228             3,857,238
OTHER INCOME
 Service charges on deposit accounts        187,351               210,890
 Securities gains                             4,337                     -
 Insurance commissions                       23,380                25,744
 Other income                               374,332               262,788
   Total other income                       589,400               499,422
OTHER EXPENSE
 Salaries and employee benefits.          1,413,493             1,343,149
 Occupancy and equipment expense            586,732               552,897
 Other expenses                           1,253,897             1,086,550
   Total other expense                    3,254,122             2,982,596
INCOME BEFORE INCOME TAXES                1,638,506             1,374,064
PROVISION FOR INCOME TAXES                  608,504               503,393
NET INCOME                               $1,030,002            $  870,671


Average Shares Outstanding                1,564,837             1,564,837

  NET INCOME PER SHARE                   $     0.66            $     0.56





                                      American Bancorporation and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS

                                                 Three months ended March 31,
                                                   1997              1996
Operating Activities:
 Net Income                                    $ 1,030,002       $   870,671
 Charges to operations not using
   cash in the current period                   (2,830,153)         (899,748)
     Net cash applied to operating activities   (1,800,151)          (29,077)
Investing Activities:
 Purchase of branch assets, net of cash acquired         -        14,171,001
 Investment securities available for sale:
  Proceeds from maturities and repayments        2,085,192         5,585,553
  Proceeds from sales                           43,462,484                 -
  Purchases                                    (44,280,218)      (25,032,094)
 Net (increase) decrease in loans               (4,285,783)        4,491,256
 Purchase of premises and equipment               (334,807)         (234,480)
  Net cash used by investing activities         (3,353,132)       (1,018,764)
Financing Activities:
 Net decrease in non-interest
   bearing demand deposits                      (1,804,184)         (572,867)
 Net decrease in interest bearing
   demand and savings deposits                  (3,492,761)       (1,965,591)
 Net increase in time deposits                  13,987,247         4,570,693
 Net decrease in short-term borrowings          (9,567,612)       (2,265,147)
 Principal repayment of long-term debt              (3,920)           (2,510)
 Cash dividends paid                              (391,209)         (312,969)
  Net cash applied to financing activities      (1,272,439)         (548,391)
 Net Decrease in Cash and Cash Equivalents      (6,425,722)       (1,596,232)

Cash and Cash Equivalents Beginning Balance     29,420,133        22,356,718
Cash and Cash Equivalents Ending Balance       $22,994,411       $20,760,486


                                      American Bancorporation and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
Three months ended March 31, 1997 and 1996

                                                  1997            1996
 Balance at January 1,                         $30,422,694     $28,012,422
  Net Income                                     1,030,002         870,671
  Dividends declared ($0.25 per share 1997,
   $0.20 per share 1996)                          (391,209)       (312,967)
  Unrealized loss on securities
   available for sale                           (1,011,030)       (393,434)
 Balance at March 31,                          $30,050,457     $28,176,692



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unaudited interim condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to a fair presentation of the financial position and results of operations. All adjustments are of a normal recurring nature. The notes to the financial statements contained in the 1996 Annual Report to Stockholders should be read in conjunction with these statements.


MANAGEMENT'S DISCUSSION AND ANALYSIS
  OF FINANCIAL POSITION AND RESULTS OF OPERATIONS


SUMMARY

American Bancorporation (the "Company") recognized net income of $1,030,000 ($0.66 per share) for the three months ended March 31, 1997, compared to net income of $871,000 ($0.56 per share) for the three months ended March 31, 1996. The Company's assets totalled $461,017,000 at March 31, 1997, compared to $369,278,000 at March 31, 1996.

The following is a discussion of significant factors influencing operating performance and change in financial position during the interim periods presented. The discussion should be read in connection with the 1996 Annual Report and the financial statements appearing elsewhere herein.


RESULTS OF OPERATIONS
  QUARTER COMPARISON

Net Income. Net income for the three months ended March 31, 1997 amounted to $1,030,000, compared to net income of $871,000 for the three months ended March 31, 1996. The increase was the result of increases in net interest income and other income which were partially offset by an increase in other expenses.

Net Interest Income. Net interest income before provision for loan losses for the three months ended March 31, 1997 amounted to $4,303,000, an increase of $446,000 or 11.6% as compared to the three months ended March 31, 1996. The increase resulted primarily from a $93,591,000 or 27.5% increase in average interest earning assets which was partially offset by a 57 basis point decrease in the Company's margin.

Interest Income. Total interest income for the three months ended March 31, 1997 amounted to $8,662,000, an increase of $1,786,000 or 26.0% as compared to the same period in 1996. The increase resulted primarily from a $93,591,000 or 27.5% increase in the average volume of earning assets which was partially offset by a 10 basis point decrease in the average yield on earning assets. Average loans outstanding increased $28,595,000 or 11.5%. Average commercial loans increased $24,457,000 or 36.7%, average real estate loans increased $10,315,000 or 8.2% while average installment loans decreased $6,177,000 or 11.2%. The average yield on loans decreased from 9.01% in 1996 to 8.65% in 1997. Average investment securities and other short-term investments outstanding increased $64,995,000 or 70.4% and the average yield increased from 5.62% in 1996 to 6.83% in 1997.

Interest Expense. Total interest expense for the three months ended March 31, 1997 amounted to $4,358,000, an increase of $1,340,000 or 44.4%, as compared to the three months ended March 31, 1996. The increase resulted primarily from a $93,553,000 or 31.1% increase in the average volume of interest bearing liabilities and a 40 basis point increase in interest rates paid on such liabilities. Average NOW, money market and savings accounts decreased $3,126,000. Average time deposits increased $21,146,000. Average noninterest bearing accounts increased $2,308,000 and represented 10.3% of average total deposits in 1997. Average short-term borrowings increased $75,644,000 or 269.8% while the average rate paid on short-term borrowings decreased from 5.41% in 1996 to 5.39% in 1997.

Provision for Loan Losses. There was no loan loss provision for the three months ended March 31, 1997 or 1996.

Other Income. Other income amounted to $589,000 for the three months ended March 31, 1997, compared to $499,000 for the same period in 1996.

Other Expense. Total other expense for the three months ended March 31, 1997 amounted to $3,254,000, an increase of $272,000 or 9.1% as compared to the same period in 1996. Salaries and employee benefits increased $70,000 or 5.2%. Occupancy and equipment expense increased $34,000 or 6.1%. Other
(miscellaneous) expenses increased $168,000 or 15.4%.

Provision for Income Taxes.   The provision for income taxes for the three
months ended March 31, 1997 was $609,000, compared to $503,000 for the same period in 1996. The increase was due to the increase in the Company's pre-tax income.

ASSET QUALITY

Nonperforming loans totalled $2,091,000 or 0.8% of total loans at March 31, 1997, compared to $1,963,000 or 0.7% at December 31, 1996. Nonperforming loans at March 31, 1997 consisted of nonaccrual loans totalling $471,000, 90 day delinquent loans of $975,000, and restructured loans aggregating $645,000. Other real estate held totalled $601,000 at March 31, 1997, compared to $607,000 at December 31, 1996.

CAPITAL RESOURCES

Stockholders' equity totalled $30,050,000 at March 31, 1997. The Company's risk-based capital ratio was 11.8%, of which 10.5% constituted common stockholder equity, while the risk-based capital ratio for the Company's bank subsidiary, Wheeling National Bank, was 11.8%, with common stockholders' equity of 10.6%. At March 31, 1997 the Company's leverage capital ratio was 6.2%, while the leverage ratio for Wheeling National Bank was 6.1%.


                                      Three months ended March 31,
                                         1997              1996
                                    Average  Yield/   Average   Yield/
                                     Balance  Rate     Balance   Rate
INTEREST EARNING ASSETS              (000's)           (000's)
 Loans
  Commercial                        $ 91,140  8.91%   $ 66,683   9.29%
  Real estate                        136,199  8.01     125,883   8.54
  Installment-net                     48,937  8.86      55,114   9.01
   Total loans                       276,276  8.65     247,680   9.01
 Investment securities
  Taxable                            151,578  6.74      80,716   5.04
  Tax-exempt                           1,178  8.22       2,125   6.48
   Total investment securities       152,756  6.75      82,841   5.43
 Other short-term investments          4,543  9.66       9,463   7.28
    Total interest earning assets   $433,575  7.99    $339,984   8.09
INTEREST BEARING LIABILITIES
  Deposits
   NOW, Savings and MMDA            $125,814  2.62%   $128,941   2.61%
   Time                              163,616  5.17     142,470   4.99
    Total deposits                   289,430  4.07     271,411   3.86
  Short-term borrowings              103,684  5.39      28,040   5.41
  Long-term debt                         935  7.97       1,045   7.77
    Total interest
        bearing liabilities         $394,049  4.42    $300,496   4.02

MARGIN ANALYSIS
 (as a % of earning assets)
 Interest income                              7.99%              8.09%
 Interest expense                             4.02               3.55
 Net interest income                          3.97%              4.54%

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

                                             AMERICAN BANCORPORATION
                                                  (Registrant)

 Date May 13, 1997                           /s/ Jeremy C. McCamic
                                                 Jeremy C. McCamic
                                                 Chairman and
                                                 Chief Executive Officer


 Date May 13, 1997                           /s/ Brent E. Richmond
                                                 Brent E. Richmond
                                                 Chief Financial and
                                                 Accounting Officer