Form 10-Q
period 1997-06-30
AMERICAN BANCORPORATION /WV/
filed 1997-08-14
CIK 4570

FORM 10-Q QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                       OF THE SECURITIES AND EXCHANGE ACT OF 1934

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549

                                       FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the period ended:     June 30, 1997
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

        July 7, 1997: 1,564,837 shares of Common stock without par value

                                                 Number of pages comprising
                                                 this report. . . 12


TABLE OF CONTENTS

 Part I    FINANCIAL INFORMATION
 Item  1   Financial Statements
               Condensed Consolidated Balance Sheet. . . . . . . . . . . 3
               Condensed Consolidated Statement of Operations. . . . . . 4
               Condensed Consolidated Statement of
                    Cash Flows . . . . . . . . . . . . . . . . . . . . . 5
               Condensed Consolidated Statement of
                    Changes in Stockholders' Equity. . . . . . . . . . . 6
           Notes to the Financial Statements . . . . . . . . . . . . . . 6
 Item  2   Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . . . . 7


 Part II  OTHER INFORMATION
 Item  1  Legal Proceedings. . . . . . . . . . . . . . . . . . . . .  None
 Item  2  Changes in Securities. . . . . . . . . . . . . . . . . . .  None
 Item  3  Defaults Upon Senior Securities. . . . . . . . . . . . . .  None
 Item  4  Submission of Matters to a Vote of Security Holders. . . .    11
 Item  5  Other Information. . . . . . . . . . . . . . . . . . . . .  None
 Item  6  Exhibits and Reports on Form 8-K . . . . . . . . . . . . .  None

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12


American Bancorporation and Subsidiaries
CONSOLIDATED BALANCE SHEET
                                           June 30,               December 31,
                                      1997           1996             1996
ASSETS
Cash and due from banks. . . . . $ 12,905,782   $  9,770,029     $ 11,550,133
Federal funds sold . . . . . . .      904,417      1,023,000       17,870,000
Investment securities
   available for sale. . . . . .  157,152,101    125,325,363      143,473,608
Loans, net of unearned income. .  280,247,511    248,260,392      271,449,833
  Less allowance for loan losses    3,555,330      3,772,394        3,563,774
                                  276,692,181    244,487,998      267,886,059
Premises and equipment - net . .   10,080,749      8,862,279        9,730,880
Accrued interest receivable. . .    3,150,834      3,093,076        2,985,322
Excess of cost over net
   assets purchased. . . . . . .    2,136,678      2,472,154        2,304,416
Other assets . . . . . . . . . .    4,854,866      5,871,777        5,832,008
     TOTAL ASSETS. . . . . . . . $467,877,608   $400,905,676     $461,632,426

LIABILITIES
 Deposits
   Non-interest bearing. . . . . $ 33,923,814   $ 32,651,603     $ 36,744,316
   Interest bearing. . . . . . .  301,646,375    278,258,032      283,066,502
       TOTAL DEPOSITS. . . . . .  335,570,189    310,909,635      319,810,818
 Short-term borrowings . . . . .   93,166,616     55,973,167      104,096,043
 Accrued interest payable. . . .    1,626,358      1,156,459        1,488,999
 Other liabilities . . . . . . .    5,124,757      3,651,856        4,876,191
 Long-term debt. . . . . . . . .      930,835      1,042,034          937,681
    TOTAL LIABILITIES. . . . . .  436,418,755    372,733,151      431,209,732

STOCKHOLDERS' EQUITY
  Preferred stock. . . . . . . .            -              -                -
  Common stock without par value,
  stated value $5, authorized
  6,500,000 shares, issued and
   outstanding 1,564,837 . . . .    7,824,185      7,824,185        7,824,185
  Additional paid-in capital . .   10,301,982     10,301,982       10,301,982
  Retained earnings. . . . . . .   13,354,283     10,899,747       12,021,258
  Unrealized gain (loss) on
  securities available
  for sale, net. . . . . . . . .      (21,597)      (853,389)         275,269
TOTAL STOCKHOLDERS' EQUITY . . .   31,458,853     28,172,525       30,422,694
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY. . . . . $467,877,608   $400,905,676     $461,632,426


CONSOLIDATED STATEMENT OF OPERATIONS
                              Quarter ended June 30, Six Months ended June 30,
                                 1997        1996         1997         1996
INTEREST INCOME
 Loans . . . . . . . . . . . .$6,131,933  $5,325,746  $12,106,887  $10,905,203
 Investment securities
  Taxable interest income. . . 2,445,226   1,638,201    4,998,030    2,727,468
  Non-taxable interest income.    23,153      33,600       47,354       68,024
                               2,468,379   1,671,801    5,045,384    2,795,492
 Other short-term investments.    71,117     106,453      180,833      278,594
   Total interest income . . . 8,671,429   7,104,000   17,333,104   13,979,289

INTEREST EXPENSE
 Deposits. . . . . . . . . . . 3,179,451   2,715,981    6,121,188    5,334,446
 Borrowed funds. . . . . . . . 1,194,459     539,925    2,611,169      939,511
   Total interest expense. . . 4,373,910   3,255,906    8,732,357    6,273,957
     NET INTEREST INCOME . . . 4,297,519   3,848,094    8,600,747    7,705,332
PROVISION FOR LOAN LOSSES. . .         -           -            -            -
 Net interest income after
  provision for loan losses. . 4,297,519   3,848,094    8,600,747    7,705,332
OTHER INCOME
 Service charges on
  deposit accounts . . . . . .   185,895     220,633      373,246      431,523
 Securities gains. . . . . . .         -           -        4,337            -
 Insurance commissions . . . .    25,617      40,099       48,997       65,843
 Other income. . . . . . . . .   490,908     378,059      865,240      640,847
   Total other income. . . . .   702,420     638,791    1,291,820    1,138,213
OTHER EXPENSE
 Salaries and
  employee benefits. . . . . .  1,439,747  1,368,460    2,853,240    2,711,609
 Occupancy and
  equipment expense. . . . . .    610,645    559,840    1,197,377    1,112,737
 Other expenses. . . . . . . .  1,222,144  1,156,345    2,476,041    2,242,895
   Total other expense . . . .  3,272,536  3,084,645    6,526,658    6,067,241
INCOME BEFORE INCOME TAXES . .  1,727,403  1,402,240    3,365,909    2,776,304
PROVISION FOR INCOME TAXES . .    641,961    510,862    1,250,465    1,014,255
NET INCOME . . . . . . . . . . $1,085,442 $  891,378   $2,115,444   $1,762,049

Average Shares Outstanding . .  1,564,837  1,564,837    1,564,837    1,564,837

 NET INCOME PER SHARE. . . . . $     0.69 $     0.57   $     1.35   $     1.13


CONSOLIDATED STATEMENT OF CASH FLOWS
                                                    Six months ended June 30,
                                                          1997         1996
Operating Activities:
 Net Income. . . . . . . . . . . . . . . . . . . . .  $ 2,115,444  $ 1,762,049
 Charges to operations (using) not using
   cash in the current period. . . . . . . . . . . .    2,087,157   (1,144,958)
      Net cash provided by operating activities. . .    4,202,601      617,091
Investing Activities:
 Purchase of branch assets, net of cash acquired . .            -   14,171,001
 Investment securities available for sale:
    Proceeds from maturities and repayments. . . . .    6,494,608    9,078,236
    Proceeds from sales. . . . . . . . . . . . . . .   44,062,484            -
    Purchases. . . . . . . . . . . . . . . . . . . .  (64,864,425) (68,151,854)
 Net (increase) decrease in loans. . . . . . . . . .   (8,806,122)   2,280,174
 Purchase of premises and equipment. . . . . . . . .     (739,757)    (473,010)
      Net cash used by investing activities. . . . .  (23,853,212) (43,095,453)
Financing Activities:
 Net decrease in non-interest
   bearing demand deposits . . . . . . . . . . . . .   (2,820,502)    (117,969)
 Net decrease in interest bearing
   demand and savings deposits . . . . . . . . . . .   (2,862,283)  (5,556,898)
 Net increase in time deposits . . . . . . . . . . .   21,442,156    8,770,065
 Net increase (decrease) in short-term borrowings. .  (10,929,427)  28,450,501
 Principal repayment of long-term debt . . . . . . .       (6,848)      (5,091)
 Cash dividends paid . . . . . . . . . . . . . . . .     (782,419)    (625,935)
     Net cash provided by financing activities . . .    4,040,677   30,914,673
 Net Decrease in Cash and Cash Equivalents . . . . .  (15,609,934) (11,563,689)

Cash and Cash Equivalents Beginning Balance. . . . .   29,420,133   22,356,718
Cash and Cash Equivalents Ending Balance . . . . . .  $13,810,199  $10,793,029


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
Six months ended June 30, 1997 and 1996

                                                   1997            1996
 Balance at January 1, . . . . . . . . . . . .  $30,422,694     $28,012,422
  Net Income . . . . . . . . . . . . . . . . .    2,115,444       1,762,049
  Dividends declared ($0.50 per share 1997,
    $0.40 per share 1996). . . . . . . . . . .     (782,419)       (625,935)
  Unrealized loss on securities
    available for sale . . . . . . . . . . . .     (296,866)       (976,011)
 Balance at June 30, . . . . . . . . . . . . .  $31,458,853     $28,172,525


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

MANAGEMENT'S DISCUSSION AND ANALYSIS
  OF FINANCIAL POSITION AND RESULTS OF OPERATIONS


SUMMARY

American Bancorporation (the "Company") recognized net income of $2,115,000 ($1.35 per share) for the six months ended June 30, 1997, compared to net income of $1,762,000 ($1.13 per share) for the six months ended June 30, 1996. The Company's assets totalled $467,878,000 at June 30, 1997, compared to $400,906,000 at June 30, 1996.

The following is a discussion of significant factors influencing operating performance and change in financial position during the interim periods presented. The discussion should be read in connection with the 1996 Annual Report to Stockholders and the financial statements appearing elsewhere herein.

RESULTS OF OPERATIONS
       SIX MONTH COMPARISON

Net Income. Net income for the six months ended June 30, 1997 amounted to $2,115,000, compared to $1,762,000 for the six months ended June 30, 1996. The increase was the result of increases in net interest income and other income which were partially offset by an increase in other expenses.

Net Interest Income. Net interest income before provision for loan losses for the six months ended June 30, 1997 amounted to $8,601,000, an increase of $895,000 or 11.6%, as compared to the six months ended June 30, 1996. The increase resulted primarily from an $80,258,000 or 22.8% increase in average interest earning assets which were partially offset by a 40 basis point decrease in the Company's margin.

Interest Income. Total interest income for the six months ended June 30, 1997 amounted to $17,333,000 an increase of $3,354,000 or 24.0%, as compared to the same period in 1996. The increase resulted primarily from an $80,258,000 increase in the average volume of earning assets and a 7 basis point increase
in the average yield on earning assets.   Average loans outstanding increased
$30,169,000 or 12.2%. Average commercial loans increased $21,774,000 or 31.7%, average real estate loans increased $14,121,000 or 11.4%, while average consumer installment loans decreased $5,726,000 or 10.7%. The average yield on loans decreased from 8.83% in 1996 to 8.74% in 1997. Average investment securities and other short-term investments outstanding increased $50,089,000 or 47.8% while the average yield increased from 5.86% in 1996 to 6.75% in 1997.

Interest Expense. Total interest expense for the six months ended June 30, 1997 amounted to $8,732,000, an increase of $2,458,000 or 39.2% as compared
to the six months ended June 30, 1996.   The increase resulted primarily from
a $78,966,000 or 25.3% increase in the average volume of interest bearing liabilities and a 44 basis point increase in interest rates paid on such
liabilities.   Average NOW, money market and savings accounts decreased
$3,744,000. Average time deposits increased $23,456,000. Average noninterest bearing accounts increased $1,474,000 and represented 10.2% of average total deposits in 1997. Average short-term borrowings increased $59,364,000 or 163.7% and the average rate paid on short-term borrowings increased from 4.95% in 1996 to 5.38% in 1997.

Provision for Loan Losses. There was no loan loss provision for the six months ended June 30, 1997, or 1996.

Other Income. Other income amounted to $1,292,000 for the six months ended June 30, 1997, an increase of $154,000 or 13.5%, as compared to the same period in 1996.

Other Expense. Total other expense for the six months ended June 30, 1997 amounted to $6,527,000, an increase of $459,000 or 7.6%, as compared to the same period in 1996. Salaries and employee benefits increased $141,000 or 5.2%. Occupancy and equipment expense increased $85,000 or 7.6%. Other (miscellaneous) expenses increased $233,000 or 10.4%.

Provision for Income Taxes. The provision for income taxes for the six months ended June 30, 1997 was $1,250,000, an increase of $236,000 or 23.3% as compared to the same period in 1996. The increase was due to the increase in the Company's pre-tax income.


RESULTS OF OPERATIONS
  QUARTER COMPARISON

Net Income. Net income for the quarter ended June 30, 1997 amounted to $1,085,000, compared to net income of $891,000 for the quarter ended June 30, 1996. The increase was the result of increases in net interest income and other income which were partially offset by an increase in other expenses.

Net Interest Income. Net interest income before provision for loan losses for the quarter ended June 30, 1997 amounted to $4,298,000, an increase of $449,000 or 11.7%, as compared to the quarter ended June 30, 1996. The increase resulted primarily from a $66,926,000 or 18.4% increase in average interest earning assets which was partially offset by a 24 basis point decrease in the Company's margin.

Interest Income. Total interest income for the quarter ended June 30, 1997 amounted to $8,671,000, an increase of $1,567,000 or 22.1% as compared to the same period in 1996. The increase resulted primarily from a $66,926,000 or 18.4% increase in the average volume of earning assets and a 24 basis point increase in the average yield on earning assets. Average loans outstanding increased $31,744,000 or 12.9%. Average commercial loans increased $19,091,000 or 27.0%, average real estate loans increased $17,927,000 or 14.6%, while average consumer installment loans decreased $5,274,000 or 10.1%. The average yield on loans increased from 8.66% in 1996 to 8.83% in 1997. Average investment securities and other short-term investments outstanding increased $35,182,000 or 30.0% and the average yield increased from 6.06% in 1996 to 6.66% in 1997.

Interest Expense. Total interest expense for the quarter ended June 30, 1997 amounted to $4,374,000, an increase of $1,118,000 or 34.3%, as compared to the quarter ended June 30, 1996. The increase resulted primarily from a $64,378,000 or 19.9% increase in the average volume of interest bearing liabilities and a 49 basis point increase in interest rates paid on such liabilities.

Provision for Loan Losses. There was no loan loss provision for the quarter ended June 30, 1996, or 1997.

Other Income. Other income amounted to $702,000 for the quarter ended June 30, 1997, compared to $639,000 for the same period in 1996. The 1996 amount includes a gain on other real estate totalling $139,000.

Other Expense. Total other expense for the quarter ended June 30, 1997 amounted to $3,273,000, an increase of $188,000 or 6.1% as compared to the same period in 1996. Salaries and employee benefits increased $71,000 or 5.2%. Occupancy and equipment expense increased $51,000 or 9.1%. Other (miscellaneous) expenses increased $66,000 or 5.7%.

Provision for Income Taxes.   The provision for income taxes for the quarter
ended June 30, 1997 was $642,000, compared to $511,000 for the same period in 1996. The increase was due to the increase in the Company's pre-tax income.


ASSET QUALITY

Nonperforming loans totalled $2,414,000 or 0.9% of total loans at June 30, 1997, compared to $1,963,000 or 0.7% at December 31, 1996. Nonperforming loans at June 30, 1997 consisted of nonaccrual loans totalling $493,000, 90 day delinquent loans of $1,295,000, and restructured loans aggregating $626,000. Other real estate held totalled $647,000 at June 30, 1997, compared to $607,000 at December 31, 1996.

CAPITAL RESOURCES

Stockholders' equity totalled $31,459,000 at June 30, 1997. The Company's risk-based capital ratio was 12.2%, of which 10.9% constituted common stockholder equity, while the risk-based capital ratio for the Company's bank subsidiary, Wheeling National Bank, was 12.2%, with common stockholders' equity of 11.0%. At June 30, 1997 the Company's leverage capital ratio was 6.4%, while the leverage ratio for Wheeling National Bank was 6.5%.


                         Three months ended June 30,            Six months ended June 30,
                               1997             1996               1997             1996
                         Average  Yield/  Average  Yield/    Average  Yield/  Average  Yield/
                         Balance   Rate   Balance   Rate     Balance   Rate   Balance   Rate
INTEREST EARNING ASSETS   (000's)          (000's)            (000's)          (000's)
 Loans
  Commercial . . . . . . $ 89,872  9.33%  $ 70,781  9.23%    $ 90,506  9.12%  $ 68,732  9.26%
  Real estate. . . . . .  140,862  8.06    122,935  7.95      138,530  8.03    124,409  8.25
  Installment-net. . . .   47,067  8.82     52,341  8.96       48,002  8.84     53,728  8.98
   Total loans   . . . .  277,801  8.83    246,057  8.66      277,038  8.74    246,869  8.83
 Investment securities
  Taxable. . . . . . . .  149,391  6.55    112,179  5.84      150,484  6.64     96,447  5.66
  Tax-exempt . . . . . .    1,119  8.28      2,025  6.64        1,149  8.25      2,075  6.56
   Total investment
      securities . . . .  150,510  6.56    114,204  5.86      151,633  6.65     98,522  5.67
 Other short-term
      investments. . . .    2,117 13.43      3,241 13.14        3,330 10.86      6,352  8.77
 Total interest
    earning assets . . . $430,428  8.06   $363,502  7.82     $432,001  8.02   $351,743  7.95
INTEREST BEARING LIABILITIES
  Deposits
   NOW, Savings & MMDA . $125,943  2.65%  $130,305  2.62%    $125,879  2.64%  $129,623  2.61%
   Time. . . . . . . . .  173,880  5.39    148,114  5.03      168,748  5.29    145,292  5.01
    Total deposits . . .  299,823  4.24    278,419  3.90      294,627  4.16    274,915  3.88
  Short-term borrowings.   87,573  5.36     44,487  4.65       95,628  5.38     36,264  4.95
  Long-term debt . . . .      932  8.79      1,043  8.61          933  8.38      1,044  8.19
   Total interest
    bearing liabilities. $388,328  4.51   $323,949  4.02     $391,188  4.46   $312,223  4.02

MARGIN ANALYSIS
 (as a % of earning assets)
 Interest income. . . . . .        8.06%            7.82%              8.02%            7.95%
 Interest expense . . . . .        4.06             3.58               4.04             3.57
 Net interest income. . . .        4.00%            4.24%              3.98%            4.38%

Averages stated are month end average balances. Installment loans are stated net of unearned income.
Average loans include nonaccrual loans. Yields do not reflect tax equivalent adjustments.


Part II.   OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Securities Holders

The Annual Meeting of Shareholders was held May 21, 1997. Proxies were solicited pursuant to Regulation 14 of the 1934 Act. Shares represented in person or by proxy totalled 1,382,433 or 88.34% of the shares then outstanding. Shareholders approved by affirmative vote the following proposals:

1. To fix the number of positions for director at 9, with 3 vacancies that may be filled by the Board of Directors:

     Vote For: 1,367,252      Against: 10,706      Abstain: 4,475


2. To elect Jay T. McCamic and Robert C. Mead directors for a three year term:

                              Vote For   Vote Withheld   Abstain
    Jeremy C. McCamic         1,379,127     3,306          0
    Jolyon W. McCamic         1,379,127     3,306          0

    Continuing in the position of director were the following:

                                        Term Expiring
    Jack O. Cartner                          1998
    Paul W. Donahie                          1998
    Jay T. McCamic                           1999
    Robert C. Mead                           1999


Item  6.  Exhibits and Reports on Form 8-K

    B. Reports on Form 8-K:

    Date       Item       Description
    None


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         AMERICAN BANCORPORATION
                                              (Registrant)

 Date  August 14, 1997                      /s/ Jeremy C. McCamic
                                            Jeremy C. McCamic
                                            Chairman and
                                            Chief Executive Officer


 Date  August 14, 1997                      /s/ Brent E. Richmond
                                            Brent E. Richmond
                                            Chief Financial and
                                            Accounting Officer