Form 10-Q
period 1997-09-30
AMERICAN BANCORPORATION /WV/
filed 1997-11-13
CIK 4570

FORM 10-Q QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                        OF THE SECURITIES AND EXCHANGE ACT OF 1934

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                     FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the period ended         September 30, 1997
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

     October 24, 1997: 3,129,674 shares of Common stock without par value

                           Number of pages comprising
                           this report. . . . . . . 12

TABLE OF CONTENTS

Part I     FINANCIAL INFORMATION
 Item  1   Financial Statements
             Condensed Consolidated Balance Sheet. . . . . . . . . .      3
             Condensed Consolidated Statement of Operations. . . . .      4
             Condensed Consolidated Statement of Cash Flows. . . . .      5
             Condensed Consolidated Statement of
             Changes in Stockholders' Equity . . . . . . . . . . . .      6
           Notes to the Financial Statements . . . . . . . . . . . .      6
 Item  2   Management's Discussion and Analysis of Financial
             Condition and Results of Operations . . . . . . . . . .      7


Part II  OTHER INFORMATION
 Item  1   Legal Proceedings . . . . . . . . . . . . . . . . . . . .    None
 Item  2   Changes in Securities . . . . . . . . . . . . . . . . . .    None
 Item  3   Defaults Upon Senior Securities . . . . . . . . . . . . .    None
 Item  4   Submission of Matters to a Vote of Security Holders . . .    None
 Item  5   Other Information . . . . . . . . . . . . . . . . . . . .    None
 Item  6   Exhibits and Reports on Form 8-K. . . . . . . . . . . . .     11

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     12



American Bancorporation and Subsidiaries
CONSOLIDATED BALANCE SHEET

                                         September 30,          December 31,
                                       1997         1996            1996
ASSETS
Cash and due from banks. . . . . .$ 11,105,723   $ 12,118,420   $ 11,550,133
Federal funds sold . . . . . . . .   5,620,155      5,791,120     17,870,000
Investment securities
  available for sale . . . . . . . 153,456,761    130,440,071    143,473,608
Loans, net of unearned income. . . 288,340,212    258,157,544    271,449,833
  Less allowance for loan losses .   3,392,785      3,622,241      3,563,774
                                   284,947,427    254,535,303    267,886,059
Premises and equipment - net . . .  10,184,488      9,470,704      9,730,880
Accrued interest receivable. . . .   3,633,538      3,604,428      2,985,322
Excess of cost over net
  assets purchased . . . . . . . .   2,052,809      2,388,285      2,304,416
Other assets . . . . . . . . . . .   3,903,526      6,055,488      5,832,008
     TOTAL ASSETS. . . . . . . . .$474,904,427   $424,403,819   $461,632,426

LIABILITIES
 Deposits
   Non-interest bearing. . . . . .$ 34,145,567   $ 33,467,600   $ 36,744,316
   Interest bearing. . . . . . . . 309,735,355    281,190,194    283,066,502
       TOTAL DEPOSITS. . . . . . . 343,880,922    314,657,794    319,810,818
 Short-term borrowings . . . . . .  90,092,198     74,218,301    104,096,043
 Accrued interest payable. . . . .   1,952,138      1,439,634      1,488,999
 Other liabilities . . . . . . . .   5,222,991      4,188,965      4,876,191
 Long-term debt. . . . . . . . . .     927,816      1,039,364        937,681
    TOTAL LIABILITIES. . . . . . . 442,076,065    395,544,058    431,209,732

STOCKHOLDERS' EQUITY
  Preferred stock. . . . . . . . .           -              -              -
  Common stock without par value,
  stated value $5, authorized
  6,500,000 shares, issued and
  outstanding 1,564,837. . . . . .   7,824,185      7,824,185      7,824,185
  Additional paid-in capital . . .  10,301,982     10,301,982     10,301,982
  Retained earnings. . . . . . . .  14,128,088     11,441,021     12,021,258
  Unrealized gain (loss) on
   securities available for sale .     574,107       (707,427)       275,269
    TOTAL STOCKHOLDERS' EQUITY . .  32,828,362     28,859,761     30,422,694
    TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY . . . .$474,904,427   $424,403,819   $461,632,426


American Bancorporation and Subsidiaries
CONSOLIDATED STATEMENT OF OPERATIONS
                                   Quarter Ended          Nine Months Ended
                                   September 30,             September 30,
                                1997         1996         1997         1996
INTEREST INCOME
 Loans . . . . . . . . . . $ 6,335,266  $ 5,709,335   $18,442,153  $16,614,538
 Investment securities
  Taxable interest income.   2,566,404    2,107,059     7,564,434    4,834,527
  Non-taxable
   interest income . . . .      21,624       32,188        68,978      100,212
                             2,588,028    2,139,247     7,633,412    4,934,739
 Other short-term
   investments . . . . . .      83,603       41,070       264,436      319,664
   Total interest income .   9,006,897   7,889,6522    6,340,0012    1,868,941

INTEREST EXPENSE
 Deposits. . . . . . . . .   3,401,212    2,760,788     9,522,400    8,095,234
 Borrowed funds. . . . . .   1,245,475      933,629     3,856,644    1,873,140
   Total interest expense.   4,646,687    3,694,417    13,379,044    9,968,374
     NET INTEREST INCOME .   4,360,210    4,195,235    12,960,957   11,900,567
PROVISION FOR LOAN LOSSES.           -            -             -            -
 Net interest income after
  provision for loan losses  4,360,210    4,195,235    12,960,957   11,900,567
OTHER INCOME
 Service charges on
  deposit accounts . . . .     190,571      224,342       563,817      655,865
 Securities gains (losses)         (44)      (3,794)        4,293       (3,794)
 Insurance commissions . .      22,882       28,084        71,879       93,927
 Other income. . . . . . .     556,785      434,132     1,422,025    1,074,979
   Total other income. . .     770,194      682,764     2,062,014    1,820,977
OTHER EXPENSE
 Salaries and
  employee benefits. . . .   1,475,122    1,390,384     4,328,362    4,101,993
 Occupancy and
  equipment expense. . . .     598,028      553,244     1,795,405    1,665,981
 Other expenses. . . . . .   1,241,124    1,449,987     3,717,165    3,692,882
   Total other expense . .   3,314,274    3,393,615     9,840,932    9,460,856
INCOME BEFORE INCOME TAXES   1,816,130    1,484,384     5,182,039    4,260,688
PROVISION FOR INCOME TAXES     651,116      551,901     1,901,581    1,566,156
NET INCOME . . . . . . . . $ 1,165,014  $   932,483   $ 3,280,458  $ 2,694,532

Average Shares Outstanding   1,564,837    1,564,837     1,564,837    1,564,837

NET INCOME PER SHARE . . . $      0.74  $      0.60   $      2.10  $      1.72


American Bancorporation and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS

                                               Nine months ended September 30,
                                                       1997           1996
Operating Activities:
 Net Income. . . . . . . . . . . . . . . . . . . . $ 3,280,458    $ 2,694,532
 Charges to operations (using) not using
  cash in the current period . . . . . . . . . . .   2,973,023       (885,416)
   Net cash provided by operating activities . . .   6,253,481      1,809,116
Investing Activities:
 Purchase of branch assets, net of cash acquired .           -     14,171,001
 Investment securities available for sale:
   Proceeds from maturities and repayments . . . .  25,585,188     16,846,616
   Proceeds from sales . . . . . . . . . . . . . .  46,746,234      4,053,743
   Purchases . . . . . . . . . . . . . . . . . . . (82,031,056)   (84,908,587)
 Net increase in loans . . . . . . . . . . . . . . (17,061,368)    (7,767,131)
 Purchase of premises and equipment. . . . . . . .  (1,069,500)    (1,244,261)
   Net cash used by investing activities . . . . . (27,830,502)   (58,848,619)
Financing Activities:
 Net increase (decrease) in non-interest
  bearing demand deposits. . . . . . . . . . . . .  (2,598,749)       698,028
 Net decrease in interest bearing
  demand and savings deposits. . . . . . . . . . .  (9,291,309)    (3,619,623)
 Net increase in time deposits . . . . . . . . . .  35,960,162      9,764,952
 Net increase (decrease) in short-term borrowings. (14,003,845)    46,695,635
 Principal repayment of long-term debt . . . . . .      (9,865)        (7,761)
 Cash dividends paid . . . . . . . . . . . . . . .  (1,173,628)      (938,906)
   Net cash provided by financing activities . . .   8,882,766     52,592,325

 Net Decrease in Cash and Cash Equivalents . . . . (12,694,255)    (4,447,178)

Cash and Cash Equivalents Beginning Balance. . . . $29,420,133    $22,356,718
Cash and Cash Equivalents Ending Balance . . . . . $16,725,878    $17,909,540


American Bancorporation and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Nine months ended September 30, 1997 and 1996

                                                      1997           1996
Balance at January 1, . . . . . . . . . . . . .   $30,422,694    $28,012,422
  Net Income. . . . . . . . . . . . . . . . . .     3,280,458      2,694,532
  Dividends declared ($.75 per share 1997,
   $0.65 per share 1996). . . . . . . . . . . .    (1,173,628)    (1,017,144)
  Unrealized gain (loss) on securities
   available for sale . . . . . . . . . . . . .       298,838       (830,049)
Balance at September 30,. . . . . . . . . . . .   $32,828,362    $28,859,761


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

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

SUMMARY
American Bancorporation (the "Company") recognized net income of $3,280,000 ($2.10 per share) for the nine months ended September 30, 1997, compared to net income of $2,695,000 ($1.72 per share) for the nine months ended September 30, 1996. The Company's assets totalled $474,904,000 at September 30, 1997, compared to $424,404,000 at September 30, 1996.

The following is a discussion of significant factors influencing operating performance and change in financial position during the interim periods presented. The discussion should be read in connection with the 1996 Annual Report to Stockholders and the financial statements appearing elsewhere herein.

RESULTS OF OPERATIONS
NINE MONTH COMPARISON

Net Income. Net income for the nine months ended September 30, 1997 amounted to $3,280,000, compared to $2,695,000 for the nine months ended September 30, 1996. The increase was the result of increases in net interest income and other income which were partially offset by an increase in other expenses.

Net Interest Income. Net interest income before provision for loan losses for the nine months ended September 30, 1997 amounted to $12,961,000, an increase of $1,060,000 or 8.9%, as compared to the nine months ended September 30, 1996. The increase resulted primarily from a $71,016,000 or 19.5% increase in average interest earning assets, which was partially offset by a 39 basis point decrease in the Company's margin.

Interest Income. Total interest income for the nine months ended September 30, 1997 amounted to $26,340,000, an increase of $4,471,000 or 20.4%, as compared to the same period in 1996. The increase resulted primarily from a $71,016,000 increase in the average volume of earning assets and a 6 basis point increase in the average yield on earning assets. Average loans outstanding increased $29,759,000 or 11.9%. Average commercial loans increased $20,891,000 or 29.7% and average real estate loans increased $14,126,000 or 11.2%, while average consumer installment loans decreased $5,258,000 or 9.9%. The average yield on loans decreased from 8.87% in 1996 to 8.80% in 1997. Average investment securities and other short-term investments outstanding increased $41,257,000 or 36.1%, while the average yield increased from 6.12% in 1996 to 6.76% in 1997.

Interest Expense. Total interest expense for the nine months ended September 30, 1997 amounted to $13,379,000, an increase of $3,411,000 or 34.2% as compared to the nine months ended September 30, 1996. The increase resulted primarily from a $68,011,000 or 20.9% increase in the average volume of interest bearing liabilities and a 45 basis point increase in interest rates paid on such liabilities. Average NOW, money market and savings accounts decreased $4,832,000. Average time deposits increased $27,471,000. Average noninterest bearing accounts increased $1,208,000 and represented 10.0% of average total deposits in 1997. Average short-term borrowings increased $45,483,000 or 96.2% and the average rate paid on short-term borrowings increased from 5.10% in 1996 to 5.46% in 1997.

Provision for Loan Losses. There was no loan loss provision for the nine months ended September 30, 1997 or 1996.

Other Income. Other income amounted to $2,062,000 for the nine months ended September 30, 1997, an increase of $241,000 or 13.2%, as compared to the same period in 1996.

Other Expense. Total other expense for the nine months ended September 30, 1997 amounted to $9,841,000, an increase of $380,000 or 4.0%, as compared to the same period in 1996. Salaries and employee benefits increased $226,000 or 5.5%. Occupancy and equipment expense increased $130,000 or 7.8%. Other (miscellaneous) expenses increased $24,000 or 0.7%. Other (miscellaneous) expenses during the same period in 1996 included a one-time assessment of $245,000 as a result of Federal legislation enacted to recapitalize the Savings Association Insurance Fund.

Provision for Income Taxes. The provision for income taxes for the nine months ended September 30, 1997 was $1,902,000, an increase of $335,000 or 21.4%, as compared to the same period in 1996. The increase was due to the increase in the Company's pre-tax income.

RESULTS OF OPERATIONS
 QUARTER COMPARISON

Net Income. Net income for the quarter ended September 30, 1997 amounted to $1,165,000, compared to net income of $932,000 for the quarter ended September 30, 1996. The increase was the result of increases in net interest income and other income and a decrease in other expenses.

Net Interest Income. Net interest income before provision for loan losses for the quarter ended September 30, 1997 amounted to $4,360,000, an increase of $165,000 or 3.9%, as compared to the quarter ended September 30, 1996. The increase resulted primarily from a $52,532,000 or 13.5% increase in average interest earning assets, which was partially offset by a 36 basis point decrease in the Company's margin.

Interest Income. Total interest income for the quarter ended September 30, 1997 amounted to $9,007,000, an increase of $1,117,000 or 14.2%, as compared to the same period in 1996. The increase resulted primarily from a $52,532,000 or 13.5% increase in the average volume of earning assets and a 5 basis point increase in the average yield on earning assets. Average loans outstanding increased $28,940,000 or 11.3%. Average commercial loans increased $19,125,000 or 26.1%, and average real estate loans increased $14,136,000 or 10.9%, while average installment loans decreased $4,321,000 or 8.3%. The average yield on loans decreased from 8.94% in 1996 to 8.91% in 1997. Average investment securities and other short-term investments outstanding increased $23,592,000 or 17.7%, while the average yield increased from 6.53% in 1996 to 6.80% in 1997.

Interest Expense. Total interest expense for the quarter ended September 30, 1997 amounted to $4,647,000, an increase of $952,000 or 25.8%, as compared to the same period in 1996. The increase resulted primarily from a $46,102,000 or 13.2% increase in the average volume of interest bearing liabilities and a 47 basis point increase in interest rates paid on such liabilities.

Provision for Loan Losses. There was no loan loss provision for the quarter ended September 30, 1997 or 1996.

Other Income. Other income amounted to $770,000 for the quarter ended September 30, 1997, compared to $683,000 for the same period in 1996.

Other Expense. Total other expense for the quarter ended September 30, 1997 amounted to $3,314,000, a decrease of $79,000 or 2.3%, as compared to the same period in 1996. Salaries and employee benefits increased $85,000 or 6.1%. Occupancy and equipment expense increased $45,000 or 8.1%. Other (miscellaneous) expenses decreased $209,000 or 14.4%. As the result of Federal legislation enacted to recapitalize the Savings Association Insurance Fund, the Company took a $245,000 charge against earnings during the third quarter of 1996. The one-time assessment applied to thrift deposits acquired by the Company in recent years.

Provision for Income Taxes. The provision for income taxes for the quarter ended September 30, 1997 was $651,000, compared to $552,000 for the same period in 1996. The increase was due to the increase in the Company's pre-tax income.

ASSET QUALITY

Nonperforming loans totalled $2,693,000 or 0.9% of total loans at September 30, 1997, compared to $1,963,000 or 0.7% at December 31, 1996. Nonperforming loans at September 30, 1997 consisted of nonaccrual loans totalling $815,000, 90 day delinquent loans of $1,265,000, and restructured loans aggregating $613,000. Other real estate held totalled $358,000 at September 30, 1997, compared to $607,000 at December 31, 1996.

CAPITAL RESOURCES

Stockholders' equity totalled $32,828,000 at September 30, 1997. The Company's risk-based capital ratio was 12.2%, of which 11.0% constituted common stockholder equity, while the risk-based capital ratio for the Company's bank subsidiary, Wheeling National Bank, was 12.5%, with common stockholders' equity of 11.2%. At September 30, 1997 the Company's leverage capital ratio was 6.5%, while the leverage ratio for Wheeling National Bank was 6.7%.


                         Three months ended September 30,       Nine months ended September 30,
                               1997               1996               1997                1996
                         Average  Yield/    Average  Yield/    Average  Yield/     Average  Yield/
                         Balance   Rate     Balance   Rate     Balance   Rate      Balance   Rate
INTEREST EARNING ASSETS   (000's)            (000's)            (000's)             (000's)
 Loans
  Commercial . . . . . . $ 92,378   9.61%    $ 73,253  9.08%    $ 91,130   9.29%     $ 70,239  9.20%
  Real estate. . . . . .  143,992   8.14      129,856  8.35      140,351   8.07       126,225  8.28
  Installment-net. . . .   47,986   8.81       52,307  8.94       47,996   8.83        53,254  8.97
   Total loans . . . . .  284,356   8.91      255,416  8.94      279,477   8.80       249,718  8.87
 Investment securities
  Taxable. . . . . . . .  153,301   6.70      129,000  6.53      151,423   6.66       107,298  6.01
  Tax-exempt . . . . . .    1,028   8.41        1,882  6.84        1,109   8.30         2,011  6.64
   Total investment
    securities . . . . .  154,329   6.71      130,882  6.54      152,532   6.67       109,309  6.02
 Other short-term
   investments . . . . .    2,777  12.04        2,632  6.24        3,146  11.21         5,112  8.34
    Total interest
     earning assets. . . $441,462   8.16     $388,930  8.11     $435,155   8.07      $364,139  8.01
INTEREST BEARING LIABILITIES
  Deposits
   NOW, Savings
    and MMDA . . . . . . $122,804   2.73%    $129,811  2.66%    $124,854   2.67%     $129,686  2.63%
   Time. . . . . . . . .  185,189   5.54      149,688  5.07      174,228   5.38       146,757  5.03
    Total deposits . . .  307,993   4.42      279,499  3.95      299,082   4.25       276,443  3.90
  Short-term borrowings.   87,058   5.63       69,338  5.25       92,771   5.46        47,288  5.10
  Long-term debt . . . .      928   8.58        1,040  8.88          932   8.44         1,043  8.42
    Total interest
     bearing liabilities $395,979   4.69     $349,877  4.22     $392,785   4.54      $324,774  4.09

MARGIN ANALYSIS
 (as a % of earning assets)
 Interest income . . . . .          8.16%              8.11%               8.07%               8.01%
 Interest expense. . . . .          4.21               3.80                4.10                3.65
 Net interest income . . .          3.95%              4.31%               3.97%               4.36%

Averages stated are month end average balances. Installment loans are stated net of unearned income.
Average loans include nonaccrual loans. Yields do not reflect tax equivalent adjustments.



Part II.   OTHER INFORMATION

Item  6.  Exhibits and Reports on Form 8-K

    B. Reports on Form 8-K:

    Date                    Item      Description
    September 23, 1997       5.       Other Events - 2 for 1 Stock Split



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        AMERICAN BANCORPORATION
                                             (Registrant)

Date: November 12, 1997                 /s/ Jeremy C. McCamic
                                        Jeremy C. McCamic
                                        Chairman and Chief Executive Officer


Date: November 12, 1997                 /s/ Brent E. Richmond
                                        Brent E. Richmond
                                        Chief Financial and
                                        Accounting Officer