Form 10-K405
period 1997-12-31
AMERICAN BANCORPORATION /WV/
filed 1998-04-01
CIK 4570

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended           December 31, 1997
   Commission file number           0-5893

                             American Bancorporation
             (Exact name of registrant as specified in its charter)


           Ohio                             31-0724349
(State or other jurisdiction of (I.R.S. Employer Identification No.) incorporation or organization)

1025 Main Street, Suite 800, Wheeling, WV 26003                     26003
  (Address of principal executive offices)                        (Zip Code)


Registrants telephone number, including area code               (304) 233-5006

Securities registered pursuant to Section 12(b) of the Act:          None

           Securities registered pursuant to Section 12(g)of the Act:

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

                               Yes x/       No

Indicate by check mark if disclosure to delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x/ ]

State the aggregate market value of the voting stock held by nonaffiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within 60 days prior to the date of filing.

                        $59,779,402 at February 27, 1998

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     3,129,674 shares of Common stock, without par value, at March 30, 1998

          Number of pages                         Exhibit Index
          comprising this                         located at
          report . . . . .    144                 Page . . . . .      15 & 17
                              ----                                 -----------

                                                                               2
AMERICAN BANCORPORATION FORM 10-K Annual Report
December 31, 1997



DOCUMENTS INCORPORATED BY REFERENCE
    Certain of the items listed in the table below are included in the Annual Report to Stockholders for the year ended December 31, 1997. With the exception of the pages listed in the index and hereby incorporated by reference, the 1997 Annual Report to Stockholders is not to be deemed filed as part of this report.

    The Registrant will file a Definitive Proxy Statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of fiscal year 1997. Information contained therein is hereby incorporated by reference as indicated in the table below.

CROSS REFERENCE INDEX AND TABLE OF CONTENTS

                                 Page Reference
                                                     Form      Annual    Proxy
                                                     10-K      Report  Statement
                                       to
                                  Shareholders

Part I
Item  1   Business.......................................3-12    IFC    -
Item  2   Properties.....................................13       -     -
Item  3   Legal proceedings..............................14       -     -
Item  4   Submission of matters to a
          vote of security holders.......................N/A
Part II
Item  5   Market for Registrants common stock and
          related security holders matters...............-   IFC,IBC,29 2-3,9
Item  6   Selected financial data........................-       29     -
Item  7   Management's discussion and analysis of
          financial condition and results of operations..-      30-46   -
Item  7a. Quantitative and qualitative disclosures
          about market risk..............................-      43-44   -
Item  8   Financial statements and supplementary data....14      2-28   -
Item  9   Changes and disagreements with Accountants
          on accounting and financial disclosures........N/A
Part III
Item 10   Directors and executive officers
          of the Registrant..............................-        -     4-7
Item 11   Executive compensation.........................-        -     8-9
Item 12   Security ownership of certain beneficial
          owners and management..........................-        -      3
Item 13   Certain relationships and related transactions.-        -      12

Part IV
Item 14   Exhibits, financial statement schedules
          and reports on Form 8K.........................14-15    -     -

                                                                               3
AMERICAN BANCORPORATION FORM 10-K Annual Report
December 31, 1997




Part I
Item 1.   Business


     General
    American Bancorporation (the "Registrant" of the "Company") is a bank holding company, headquartered in Wheeling, West Virginia which through its subsidiaries provides commercial and mortgage banking services to customers in central and eastern Ohio and northern West Virginia. The Company's principal subsidiary, Wheeling National Bank ("WNB" or the "Bank"), headquartered in St. Clairsville, Ohio, is a full-service commercial bank operating through 20 offices. As of December 31, 1997, the Company had consolidated total assets of $484.6 million, deposits of $355.7 million and stockholders' equity of $33.7 million.

    The Company, registered under the Bank Holding Company Act of 1956, as amended, ("BHCA"), was incorporated under the laws of the State of Ohio in 1966. WNB, a national banking association organized in 1978, was acquired by the Company in 1988. In 1996, the Company merged its other former banking subsidiary, Columbus National Bank, into Wheeling National Bank, under the charter of WNB.

    Through WNB, the Company provides a full range of commercial banking services to retail customers and small to medium-sized business in its market area. In eastern Ohio and norther West Virginia the Company focuses on local customer needs. In the Columbus, Ohio area, the company focuses its marketing efforts on local businesses, whose needs are not being served effectively by larger institutions.

    The banking services the Company offers its customers include checking, savings, time and money market accounts, personal, commercial, construction and real estate loans, individual retirement accounts, safe deposit boxes, wire transfers, credit cards and debit cards, among other standard banking products and services.

    In addition to its banking activities, the Company originates and services mortgage loans through American Mortgages, Inc. ("AMI"), a wholly-owned subsidiary. AMI owns 51% of Premier Mortgage, Ltd., located in Columbus, Ohio, a joint-venture with H.E.R., Inc., a major Columbus, Ohio real estate broker, which originates residential mortgage loans. The Company also operates three additional subsidiaries which provide data processing services, real estate leasing and transfer agent services for the company, the Bank and AMI.

                                                                               4
AMERICAN BANCORPORATION FORM 10-K Annual Report
December 31, 1997



    Lending Activities
    The Company's lending activities are diversified between commercial, real estate and consumer type loans. At December 31, 1997 the Company's total loan portfolio amounted to $286.7 million or 59.2% of total consolidated assets. At December 31, 1997 real estate mortgage loans totalled $144.2 million, or 50.3% of the loan portfolio, commercial loans totalled $93.3 million, or 32.5% of the loan portfolio, and consumer installment loans totalled $49.2 million, or 17.2% of the loan portfolio. Total loans increased by $15.2 million or 5.6% between December 31, 1996 and December 31, 1997, as commercial loans increased $8.7 million or 10.3% and real estate mortgage loans increased $7.7 million or 5.6%, while consumer installment loans decreased $1.2 million or 2.3%.

    Commercial Loans. The Company makes commercial loans, primarily to small and medium-sized businesses and to professionals, which are not concentrated in any single industry but reflect a broad range of businesses in central and eastern Ohio and northern West Virginia. The Company offers a variety of commercial loan products including term loans, lines of credit, working capital loans, loans to finance accounts receivable, inventory, equipment and real estate.

    Typically, commercial loans are personally guaranteed by the borrower-owner and are secured by accounts receivables, inventory and/or fixed assets including real estate and equipment. The credit risk associated with commercial lending is principally influenced by general economic conditions and the resulting impact on the borrower's operations, mitigated by collateral values and generally a higher risk than single family residential loans.

    Real Estate Loans. Real estate loans to consumers are secured primarily by a first lien deed of trust. These loans are traditionally one-to-four family residential mortgages, have fixed interest rates, and generally amortize over a 20 to 30 year period with balloon payments due at the end of three to five years. Upon the expiration of each three to five year period, the Company may, but is not obligated to, renew the loan at the then current market rate for an additional three to five year period. These loans are limited generally to a loan to value ratio of 80% or less of the property value. With very few exceptions, the Company does not originate 30 year fixed rate real estate loans.

    The Company also originates home equity lines of credit which are secured by a first or second mortgage against the borrower's residence. The maximum loan-to-value of the Company's home equity lines of credit, inclusive of all other secured loans against a borrower's property, is 100%. The risks associated with real estate lending are principally influenced by real property values which are affected by the general economic conditions in each market area.

    Consumer Loans. Consumer loans made by the Company include automobile loans, recreational vehicle loans, boat loans, home improvement loans, personal loans, (collateralized and uncollateralized) and unsecured credit card balances. These loans are a smaller balance, comparable group of loans which are not concentrated in a specific market area. Risks in this lending category include the possibility of general economic downturn which may cause an increase in credit losses.

                                                                               5
AMERICAN BANCORPORATION FORM 10-K Annual Report
December 31, 1997




    Investment Activity
    The investment policy of the Company provides that the Company should seek to maximum earnings consistent with prudent asset/liability management, liquidity and risk considerations. The Investment Committee is responsible for managing the Company's investment portfolio.

     At December 31, 1997 the entire investment portfolio is classified as available for sale. The Company's investment portfolio is comprised primarily of
U. S. Treasury securities and obligations of U. S. Agencies. The Company will only acquire municipal securities "A" rated or better.

    Market Area
    The primary market area for the Company is central and eastern Ohio and northern West Virginia and consists of Franklin, Guernsey, Belmont, Harrison and Jefferson counties in Ohio; Brooke, Hancock, Marshall and Wetzel counties in West Virginia. The economy in eastern Ohio and northern West Virginia is primarily dependent on the coal, steel and chemical industries. A preponderance of the Company's commercial loans are generated in the Columbus, Ohio (Franklin County) metropolitan area. This area has experienced significant economic development and growth in recent years. Columbus enjoys a stable underlying economy and low unemployment due to the presence of the State government, the Ohio State University, the headquarters of many Fortune 500 companies, together with the regional and national headquarters of a number of insurance and other financial companies.

    Competition
    The Company competes not only with other locally owned commercial banks, credit unions and savings institutions, but with larger regional financial institutions in attracting deposits and in originating loans. In competing with regional and national institutions, the Company emphasizes its asset as a local, neighborhood bank to its customers.

    The Company competes on the basis of rates of interest charged on loans, the rates of interest paid on funds, the availability of services and responsiveness to the needs of its customers. The Company pays interest on deposits and charges interest rates and fees on loans which are competitive in the general areas served.

    Employees
    The Company, its affiliate bank and non-banking subsidiaries employed 215 full-time equivalent employees at December 31, 1997. None of these employees are represented by a collective bargaining agent, and the Company believes that it enjoys good relations with its personnel.

                                                                               6
AMERICAN BANCORPORATION FORM 10-K Annual Report
December 31, 1997



Regulation of the Company

        The following references to laws and regulations which are applicable to the Company and its banking subsidiaries are brief summaries thereof which do not purport to be complete and are qualified in their entirety by reference to such laws and regulations.


        BHCA - General
        The Company, as a bank holding company, is subject to regulation and supervision by the Federal Reserve Board. Under the BHCA, a bank holding company is required to file annually with the Federal Reserve Board a report of its operations and, with its subsidiaries, is subject to examination by the Federal Reserve Board.

        BHCA - Activities and Other Limitations.
        The BHCA generally prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, or increasing such ownership or control of any bank, without prior approval of the Federal Reserve Board. As a result of recent amendments to the BHCA the Federal Reserve Board generally may approve an application by a bank holding company that is adequately capitalized and adequately managed to acquire control of or to acquire all or substantially all of the assets of, a bank located in a state other than the home state of such bank holding company, without regard to whether such transaction is prohibited under the law of any state, provided, however, that the Federal Reserve Board may not approve any such application that would have the effect of permitting an out-of-state bank holding company to acquire a bank in a host state that has not been in existence for any minimum period of time, not, to exceed five years specified in the statutory law of the host state.

        The BHCA also generally prohibits a bank holding company, with certain exceptions, from acquiring more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks. Under the BHCA, the Federal Reserve Board is authorized to approve the ownership of shares by a bank holding company in any company the activities of which the Federal Reserve Board has determined to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto. In making such determinations, the Federal Reserve Board is required to weigh the expected benefit to the public, such as greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

        Capital Requirements.
        For a description of the capital adequacy guidelines adopted by the Federal Reserve Board to assess the adequacy of capital of bank holding companies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -Capital" included in Item 7 hereof and Note S to the Consolidated Financial Statements in Item I hereof.

                                                                               7
AMERICAN BANCORPORATION FORM 10-K Annual Report
December 31, 1997


        Affiliated Institutions.
        Under Federal Reserve Board policy, the Company is expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each subsidiary bank in circumstances when it might not do so absent such policy. The Federal Reserve Board takes the position that in implementing this policy it may require bank holding companies to provide such support when the holding company otherwise would not consider itself able to do so.

        A bank holding company is a legal entity separate and distinct from its subsidiary bank. Normally, the major source of a holding company's revenue is dividends a holding company receives from its subsidiary bank. The right of a bank holding company to participate as a stockholder in any distribution of assets of its subsidiary bank upon its liquidation or reorganization or otherwise is subject to the prior claims of creditors of such subsidiary bank. The subsidiary bank is subject to claims by creditors for long-term and short-term debt obligations, including substantial obligations for federal funds purchased and securities sold under repurchase agreements, as well as deposit liabilities. Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989, in the event of a loss suffered by the FDIC in connection with a banking subsidiary of a bank holding company (whether due to a default or the provision of FDIC assistance), other banking subsidiaries of the holding company could be assessed for such loss.

        Federal laws limit the transfer of funds by a subsidiary bank to its holding company in the form of loans or extensions of credit, investments or purchases of assets. Transfers of this kind are limited to 10% of a bank's capital and surplus with respect to each affiliate and to 20% in the aggregate, and are also subject to certain collateral requirements. These transactions, as well as other transactions between a subsidiary bank and its holding company, also must be on terms substantially the same as, or at least as favorable as, those prevailing at the time for comparable transactions with non-affiliated companies or, in the absence of comparable transactions, on terms or under circumstances, including credit standards, that would be offered to, or would apply to, non-affiliated companies.

        Limitations of Acquisitions of Common Stock.
        The federal Change in Bank Control Act prohibits a person or group of persons from acquiring "control" of a bank holding company unless the Federal Reserve Board has been given 60 days prior written notice of such proposed acquisition and within. that time period the Federal Reserve Board has not issued a notice disapproving the proposed acquisition or extending for up to another 30 days the period during which such a disapproval may be issued. An acquisition may be made prior to expiration of the disapproval period if the Federal Reserve Board issues written notice of its intent not to disapprove the action. Under a rebuttable presumption established by the Federal Reserve Board, the acquisition of more than 10% of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act would, under the circumstances set forth in the presumption, constitute the acquisition of control.

                                                                               8
AMERICAN BANCORPORATION FORM 10-K Annual Report
December 31, 1997


        In addition, any "company" would be required to obtain the approval of the Federal Reserve Board under the BHCA before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of the outstanding Common Stock of, or such lesser number of shares as constitute control over, the Company.

Regulation of the Bank

        General
        The Bank is a national bank subject to extensive regulation and examination by the Office of the Comptroller of the Currency (the "OCC"), The Bank also is subject to regulation and examination by the FDIC, which insures the deposits of the Bank to the maximum extent permitted by law, and certain requirements established by the Federal Reserve Board. The federal laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for loans. The laws and regulations governing the Bank generally have been promulgated to protect depositors and not for the purpose of protecting stockholders.

        Capital Requirements.
        The Bank is subject to regulatory capital requirements of the OCC which are substantially comparable to the regulatory capital requirements of the Federal Reserve Board applicable to bank holding companies such as the Company. At December 31, 1997, the regulatory capital of the Bank exceeded applicable requirements,

        Prompt Corrective Action.
        Section 38 of the Federal Deposit Insurance Act ("FDIA") provides the federal banking regulators with broad power to take "prompt Corrective action" to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized, "significantly undercapitalized" or "critically undercapitalized." Under regulations adopted by the federal banking regulators, an institution shall be deemed to be (i) "well capitalized" if it has total risk-based capital ratio of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0% a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% 3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0%, or a Tier 1 leverage capital ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. The regulations also provide that a federal banking regulator may, after notice and an opportunity for a hearing, reclassify a "well capitalized" institution as

                                                                               9
AMERICAN BANCORPORATION FORM 10-K Annual Report
December 31, 1997


"adequately capitalized" and may require an "adequately capitalized" institution or an "undercapitalized" institution to comply with supervisory actions as If it were in the next lower Category if the institution is in an unsafe or unsound condition or engaging in an unsafe or unsound practice. The federal banking regulator may not, however, reclassify a "significantly undercapitalized" institution as "critically undercapitalized."

        An institution generally must file a written capital restoration plan which meets specified requirements, as well as a performance guaranty by each company that controls the institution. with an appropriate federal banking regulator within 45 days of the date that the institution receives notice or is deemed to have notice that It is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Immediately upon becoming undercapitalized, an institution becomes subject to statutory provisions which, among other things, set forth various mandatory and discretionary restrictions on the operations of such an institution.

        At December 31, 1997, the Bank had capital levels which qualified it as a "well capitalized" institution.

        FDIC Insurance Premiums.
        The Bank is a member of the BIF administered by the FDIC, although certain deposits of the Bank acquired in acquisitions are insured by the Savings Association Insurance Fund ("SAIF) administered by the FDIC.

        As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums to the FDIC. Effective January 1, 1997, the assessment schedule for both BIF and SAIF ranges from 0 basis points (subject to a $2,000 annual minimum) to 27 basis points. In addition, both BIF-insured institutions and SAIF-insured institutions are assessed amounts in order for a federally-chartered Finance Corporation to make payments on it bonds,

        Brokered Deposits.
        The FDIA restricts the use of brokered deposits by certain depository institutions. Under the FDIA and applicable regulations, (i) a"well capitalized insured depository institution" may solicit and accept, renew or roll over any brokered deposit without restriction, (ii) an "adequately capitalized insured depository institution" may not accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the FDIC and (iii) an "undercapitalized insured depository institution" may not (x) accept, renew or roll over any brokered deposit or (y) solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in such institution's normal market area or in the market area in which such deposits are being solicited. The term "undercapitalized insured depository institution" is defined to mean any insured depository institution that fails to meet the minimum regulatory capital requirement prescribed by its appropriate federal banking agency. The FDIC may, on a case-by-case basis and upon application by an adequately capitalized insured depository institution, waive the restriction on brokered deposits upon a finding that the acceptance of brokered deposits does not constitute, an unsafe or unsound practice with respect to such institution. The Bank had no brokered deposits outstanding at December 31, 1997.

                                                                              10
AMERICAN BANCORPORATION FORM 10-K Annual Report
December 31, 1997



        Community Investment and Consumer Protection Laws.
        In connection with its lending activities, the Bank is subject to a variety of federal laws designed to protect borrowers and promote lending to various sectors of the economy and population. Included among these are the federal Home Mortgage Disclosure Act, Real Estate Settlement Procedures Act, Truth-in-Lending Act, Equal Credit Opportunity Act, Fair Credit Reporting Act and Community Reinvestment Act ("CRA").

        The CRA requires insured institutions to define the communities that they serve, identify the credit needs of those communities and adopt and implement a "Community Reinvestment Act Statement" pursuant to which they offer credit products and take other actions that respond to the credit needs of the community. The responsible federal banking regulator (the OCC) must conduct regular CRA examinations of insured financial institutions and assign to them a CRA rating of "outstanding," "satisfactory," "needs improvement" or "unsatisfactory."

        Limitations on Dividends.
        The Company is a legal entity separate and distinct from its banking and other subsidiaries. the Company's principal source of revenue consists of dividends from its subsidiaries, including the Bank. The payment of dividends by the Bank is subject to various regulatory requirements.

        Miscellaneous.
        The Bank is subject to certain restrictions on loans to the Company or its non-bank subsidiaries, on investments in the stock or securities thereof, on the taking of such stock or securities as collateral for loans to any borrower, and on the issuance of a guarantee or letter of credit on behalf of the Company or its non-bank subsidiaries. The Company's banking subsidiaries also are subject to certain restrictions on most types of transactions with the Company or its non-bank subsidiaries, requiring that the terms of such transactions be substantially equivalent to terms of similar transactions with non-affiliated firms.

        Regulatory Enforcement Authority.
        The enforcement powers available to federal banking regulators is substantial and includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

                                                                              11
AMERICAN BANCORPORATION FORM 10-K Annual Report
December 31, 1997



        Selected Statistical Information
                The following tables and schedules, referenced in the index presented below, set forth certain consolidated statistical information of American Bancorporation, required of bank holding companies pursuant to Guide 3. Selected tables are set forth on pages 29 through 46 in the annual report to stockholders, which pages are hereby incorporated by reference in this Form 10-K. The information contained in the tables should be read in conjunction with the consolidated financial statements of American Bancorporation and the notes thereto appearing elsewhere in this Form 10-K.



                                                                  Page Reference

                                                                  Form   Annual
                                                                  10K    report
                                                                           to
                                                                         stock-
                                                                         holders

I. Distribution of assets, liabilities and stockholders' equity, interests rates and interest differential
   a.  Average balance sheet ...................................     --   30
   b.  Average earning assets and interest bearing
       liabilities, interest earned and paid, yield and rates ..     --   30
   c.  Interest variances ......................................     --   32-33

II Investment portfolio
   a.  Carrying value of investment securities by type .........     --   40
   b.  Maturity and weighted average yield .....................     --   40

III Loans
   a.  Types of loans ..........................................     --   37
   b.  Maturity and sensitivity to change in interest rates ....     --   37
   c.  Non-performing loans ....................................     --   38

IV Summary of loans loss experience ............................     12   39

 V Deposits
   a.  Average amount ..........................................     --   40
   b.  Maturity of time certificates of deposits in
       excess of $100,000 ......................................     --   40

VI Return on equity and assets .................................     --   29

                                                                              12
AMERICAN BANCORPORATION FORM 10-K Annual Report
December 31, 1997


          The following table summarizes the balance of the allowance for loan losses by the major loan categories. The table supplements that on page 39 of the Company's Annual Report to Stockholders for the year ended December 31, 1997, incorporated by reference herein.

                                         Allowance          Percent
                                          amount          in each category
                                       (000's omitted)    to total loans
December 31, 1997
Commercial, financial and agricultural... $ 1,550           32.2%
Real estate - construction............... -                 0.3
Real estate - mortgage................... 762               45.8
Installment.............................. 641               21.7
Leases................................... -                 0.0
Unallocated.............................. 331               N/A
                                          --------          -----
                                          $ 3,284           100.0%
                                          =======           =====
December 31, 1996
Commercial, financial and agricultural... $ 871             30.5%
Real estate - construction............... -                 0.7
Real estate - mortgage .................. 515               50.3
Installment ............................. 434               18.5
Leases................................... -                 0.0
Unallocated.............................. 1,744             N/A
                                          --------          ------
                                          $ 3,564           100.0%
                                          =======           =====
December 31, 1995
Commercial, financial and agricultural... $ 984             25.2%
Real estate - construction............... -                 0.7
Real estate - mortgage................... 358               51.4
Installment.............................. 513               22.7
Leases................................... -                 0.0
Unallocated.............................. 1,999             N/A
                                          -------           ------
                                          $3,854            100.0%
                                          ======            =====
December 31, 1994
Commercial, financial and agricultural... $1,165            22.6%
Real estate - construction............... -                 0.5
Real estate - mortgage................... 407               52.3
Installment.............................. 913               24.6
Leases................................... -                 0.0
Unallocated.............................. 1,252             N/A
                                          -------           ------
                                          $3,737            100.0%
                                          ======            =====
December 31, 1993
Commercial, financial and agricultural... $2,099            28.2%
Real estate - construction............... -                 1.2
Real estate - mortgage................... 246               35.5
Installment.............................. 645               35.1
Leases................................... -                 0.0
Unallocated.............................. 554               N/A
                                          --------          ------
                                          $3,544            100.0%
                                          ======            ======

                                                                              13
AMERICAN BANCORPORATION FORM 10-K Annual Report
December 31, 1997


        ITEM 2. PROPERTIES
        The Company and its non-banking subsidiaries conduct business from the Company's administrative headquarters in Wheeling, West Virginia and the Bank conducts business from its various office locations.

        The net book value of the Company's office facilities, furniture and equipment, including leasehold improvements and property held for future expansion (less accumulated depreciation and amortization) at December 31, 1997 was $10.1 million. The Company does not believe that the termination of any of its leases would have a material effect on its operations.

        Listed below are the locations of the Company's executive offices and the branch offices of the Bank that were operating as of December 31, 1997, as well as any proposed branch office locations. All buildings are owned by the Company unless otherwise indicated. Except as noted, the Company believes its property is suitable and adequate for its current and proposed needs.

                                   Approximate
       Office                      Year Opened     Sq. Feet
American Bancorporation
Mull Center, Wheeling, West Virginia
Executive and non-bank subsidiary
offices  .........................    1987          4,000
  Wheeling National Bank
        OHIO
Cambridge ........................    1974          5,840
Cambridge - Drive-in .............    1989         14,000
Gahanna ..........................    1990          3,200 1
Gahanna - StoneRidge Plaza .......    1996          1,600 1
Reynoldsburg .....................    1990          6,000
Flushing .........................    1953          5,400 1
St. Clairsville ..................    1991          8,000 2
St. Clairsville - Ohio Valley Mall    1994          3,088 2
Shadyside ........................    1980          4,200
Freeport .........................    1988          1,500
Barnesville ......................    1994          2,000
Columbus .........................    1993          1,350 1
Columbus (Administrative offices)     1994          2,419 1
Steubenville .....................    1994          1,400 2
        WEST VIRGINIA
Wheeling .........................    1969         29,515
Wheeling - Drive-in ..............    1991         18,583
New Martinsville .................    1978          2,800
Pine Grove .......................    1983          1,125
Wheeling Island ..................    1984          1,280
Elm Grove ........................    1986          2,420 1
Weirton ..........................    1986         15,214
Weirton - Drive-in................    1989          4,800
Weirton Heights ..................    1990          1,500 1
        American Mortgages, Inc.
   Elm Grove .....................    1994          4,700 1
Premier Mortgage, Ltd.
   Worthington, Ohio .............    1996          2,250 1


(1) Leased.
(2) Ground leased.

                                                                              14
AMERICAN BANCORPORATION FORM 10-K Annual Report
December 31, 1997



        ITEM 3. LEGAL PROCEEDINGS
           The Registrant and its affiliates are not involved in any material pending legal proceedings outside the normal conduct of business (including proceedings arising from environmental quality statutes) to which the Registrant is a party, or of which its property is the subject, nor are any proceedings known to be contemplated.



                                     PART IV

ITEM 14              EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                             AND REPORTS ON FORM 8-K

        A. The following documents are filed as part of this report:

        1.  Financial Statements
                                 Page reference
                                  Annual Report
                                 to Stockholders
Independent Auditors' Report
   For the years ended December 31, 1997, 1996 and 1995 .........   28
Consolidated financial statements
   Consolidated balance sheet at December 31, 1997 and 1996 .....    3
   Consolidated statement of income for the years ended
     December 31, 1997, 1996 and 1995 ...........................    4
   Consolidated statement of stockholders' equity for the years
     ended December 31, 1997, 1996 and 1995 .....................    5
   Consolidated statement of cash flows for the years ended
     December 31, 1997, 1996 and 1995 ...........................    6
   Notes to consolidated financial statements including condensed
     financial information of Registrant ........................   7 - 27

        2.  Financial Statement Schedules

           All schedules have been omitted since the required information is not present in amounts sufficient to require submission or because the information required is included in the financial statements, including the notes thereto.

                                                                              15
AMERICAN BANCORPORATION FORM 10-K Annual Report
December 31, 1997


3. Exhibits                                                      Page No. in
                                                                  Form 10-K
 Number
   3.1 Fifth Amended Articles of Incorporation .................   18 - 22
   3.2 Amended Code of Regulations .............................   23 - 31
   3.3 1987 Amendment to Fifth Amended Articles of Incorporation   32
   3.4 1987 Amendment to Amended Code of Regulations ...........   33
   3.5 1988 Amendment to Amended Code of Regulations ...........   34
   3.6 1990 Amendment to Amended Code of Regulations ...........   35
   4.1 Specimen Common Share Certificate as of December 15, 1988   36 - 37
  10.1 American Bancorporation Senior Management
       Incentive Compensation Plan .............................   38 - 46
  10.2 Agreement to Merge between Wheeling National Bank and
       Columbus National Bank ..................................   47 - 50
  10.3 Office Purchase and Assumption Agreement by and between
       Columbus National Bank and Bank One, Steubenville, NA ...   51 - 94
  13.1 1997 Annual Report to Security Holders ..................   95 - 144

  22.1     Subsidiaries:
           The   following   is  a  list  of  all   subsidiaries   of   American
           Bancorporation, the jurisdiction of incorporation or organization, and the percentage of shares owned by American Bancorporation for each such subsidiary.
                             Jurisdiction Percentage
     Name
            Wheeling National Bank .........................  U.S.        100%
            American Bancservices, Inc. ....................  Ohio        100%
            American Mortgages, Inc. .......................  Ohio        100%
            American Bancleasing, Inc. .....................  Ohio        100%
            American Bancdata Corporation ..................  Ohio        100%
                  Premier Mortgage, Ltd. ...................  Ohio        51% *
*Through the Company's ownership in American Mortgages, Inc.



    B. Reports on Form 8-K:
    Date                       Item Number         Description
    None

                                                                              16
AMERICAN BANCORPORATION FORM 10-K Annual Report
December 31, 1997


                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on March 31, 1998.


                             AMERICAN BANCORPORATION


                              /s/ Jeremy C. McCamic
                           Jeremy C. McCamic Chairman
                           and Chief Executive Officer

                           Pursuant to the requirement
               of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of March 31, 1998.


    /s/ Jack O. Carnter                                    /s/ Jeremy C. McCamic
    Jack O. Cartner                                            Jeremy C. McCamic
    Director                                              Director, Chairman and
                             Chief Executive Officer


    /s/ Paul W. Donahie                                    /s/ Jolyon W. McCamic
    Paul W. Donahie                                            Jolyon W. McCamic
    Director and President                            Director and Vice Chairman



    /s/ Abigail M. Feinknopf                               /s/ Brent E. Richmond
    Abigail M. Feinknopf                                       Brent E. Richmond
    Director                                               Secretary, Treasurer,
                          Executive Vice President and
                             Chief Financial Officer
    Jay T. McCamic
    Jay T. McCamic
    Director

                                                                              17
AMERICAN BANCORPORATION FORM 10-K Annual Report
December 31, 1997


                                  EXHIBIT INDEX
Number Description                                                  SEC Page  #
----------------------------------------------------------         ------------
   3.1 Fifth Amended Articles of Incorporation                       (18 - 22)
   3.2 Amended Code of Regulations                                   (23 - 31)
   3.3 1987 Amendment to Fifth Amended Articles of Incorporation     (32)
   3.4 1987 Amendment to Amended Code of Regulations                 (33)
   3.5 1988 Amendment to Amended Code of Regulations                 (34)
   3.6 1990 Amendment to Amended Code of Regulations                 (35)
   4.1 Specimen Common Share Certificate as of December 15, 1988     (36 - 37)
  10.1 American Bancorporation Senior Management Incentive
       Compensation Plan                                             (38 - 46)
  10.2 Agreement to Merge between Wheeling National Bank and
       Columbus National Bank........................................(47 - 50)
  10.3 Office Purchase and Assumption Agreement by and between
       Columbus National Bank and Bank One, Steubenville, NA.........(51 - 94)
  13.1 1997 Annual Report to Security Holders........................(95 - 144)
  22.1 Subsidiaries:

The following is a list of all subsidiaries of American Bancorporation, the jurisdiction of incorporation or organization, and the percentage of shares owned by American Bancorporation for each such subsidiary.

                                        Jurisdiction        Percentage
Name
Wheeling National Bank                      U.S.                100%
American Bancservices, Inc.                 Ohio                100%
American Mortgages, Inc.                    Ohio                100%
American Bancleasing, Inc.                  Ohio                100%
American Bancdata Corporation               Ohio                100%
Premier Mortgage, Ltd.                      Ohio                51% *
          *Through the Company's ownership in American Mortgages, Inc.