Form 10-Q
period 1998-03-31
AMERICAN BANCORPORATION /WV/
filed 1998-05-15
CIK 4570

FORM 10-Q QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the period ended   March 31, 1998

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

        April 6, 1998: 3,129,674 shares of Common stock without par value


                    Number of pages comprising this report. . . . . . . . . 13

AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
March 31, 1998





TABLE OF CONTENTS

Part I       FINANCIAL INFORMATION
Item  1      Financial Statements
                 Condensed Consolidated Balance Sheet...................      3
                 Condensed Consolidated Statement of Income.............      4
                 Condensed Consolidated Statement of
                           Cash Flows..................................       5
                 Condensed Consolidated Statement of
                           Changes in Stockholders' Equity.............       6
             Notes to the Financial Statements.........................       6
Item 2       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..................       8
Item 3       Quantitative and Qualitative Disclosures about Market Risk..     12


Part II      OTHER INFORMATION
Item  1          Legal Proceedings..........................................None
Item  2          Changes in Securities......................................None
Item  3          Defaults Upon Senior Securities............................None
Item  4          Submission of Matters to a
                             Vote of Security Holders.......................None
Item  5          Other Information..........................................None
Item  6          Exhibits and Reports on Form 8-K...........................None

SIGNATURES                                                                    13

AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
March 31, 1998


                    American Bancorporation and Subsidiaries

CONSOLIDATED BALANCE SHEET

                                                           March 31,            December 31,
                                                    1998            1997            1997
                                                --------------   -------------    ------------

ASSETS
Cash and due from banks ......................   $  12,096,053   $  12,323,152    $  11,027,692
Federal funds sold ...........................       6,291,000      10,671,259        2,414,812
Investment securities available for sale .....     192,433,075     140,457,032      169,175,987

Loans, net of unearned income ................     287,828,127     275,627,811      286,691,051
  Less allowance for loan losses .............       3,218,426       3,455,969        3,284,338
                                                 -------------   -------------    -------------
                                                   284,609,701     272,171,842      283,406,713
Premises and equipment - net .................       9,981,773       9,871,897       10,070,377
Accrued interest receivable ..................       3,350,624       3,785,600        2,713,240
Excess of cost over net assets purchased .....       1,885,071       2,220,547        1,968,940
Other assets .................................       4,787,968       9,515,869        3,828,711
                                                 -------------   -------------    -------------
     TOTAL ASSETS ............................   $ 515,435,265   $ 461,017,198    $ 484,606,472
                                                 =============   =============    =============

LIABILITIES
 Deposits
   Non-interest bearing ......................   $  33,494,284   $  34,940,131    $  33,512,712
   Interest bearing ..........................     349,756,791     293,560,988      322,221,620
                                                 -------------   -------------    -------------
       TOTAL DEPOSITS ........................     383,251,075     328,501,119      355,734,332
 Short-term borrowings .......................      88,257,113      94,528,431       87,574,152
 Accrued interest payable ....................       1,808,684       1,515,819        1,782,668
 Other liabilities ...........................       5,351,214       5,487,609        4,396,674
 Long-term debt ..............................       2,020,541         933,763        1,424,800
                                                 -------------   -------------    -------------
    TOTAL LIABILITIES ........................     480,688,627     430,966,741      450,912,626

STOCKHOLDERS' EQUITY
  Preferred stock ............................            --              --               --
  Common stock without par value, stated value
   $5, authorized 6,500,000 shares, issued
   and outstanding 3,129,674 .................       7,824,185       7,824,185        7,824,185
  Additional paid-in capital .................      10,301,982      10,301,982       10,301,982
  Retained earnings ..........................      15,827,526      12,660,051       14,965,228
 Accumulated other comprehensive income,
      net of income tax ......................         792,945        (735,761)         602,451
                                                 -------------   -------------    -------------
    TOTAL STOCKHOLDERS' EQUITY ...............      34,746,638      30,050,457       33,693,846
                                                 -------------   -------------    -------------
    TOTAL LIABILITIES AND
              STOCKHOLDERS' EQUITY ...........   $ 515,435,265   $ 461,017,198    $ 484,606,472
                                                 =============   =============    =============

AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
March 31, 1998


                    American Bancorporation and Subsidiaries

CONSOLIDATED STATEMENT OF INCOME

                                     Three Months ended March 31,
                                          1998          1997
                                       ----------   ----------
INTEREST INCOME
 Loans .............................   $6,305,911   $5,974,954
 Investment securities
  Taxable interest income ..........    2,917,727    2,552,804
  Non-taxable interest income ......       22,771       24,201
                                       ----------   ----------
                                        2,940,498    2,577,005
 Short-term investments ............       81,445      109,716
                                       ----------   ----------
   Total interest income ...........    9,327,854    8,661,675

INTEREST EXPENSE
 Deposits ..........................    3,843,092    2,941,737
 Borrowed funds ....................    1,221,436    1,416,710
                                       ----------   ----------
   Total interest expense ..........    5,064,528    4,358,447
                                       ----------   ----------
     NET INTEREST INCOME ...........    4,263,326    4,303,228
PROVISION FOR LOAN LOSSES ..........       60,000         --
                                       ----------   ----------
 Net interest income after
    provision for loan losses ......    4,203,326    4,303,228
OTHER INCOME
 Service charges on deposit accounts      166,980      187,351
 Securities gains ..................      156,000        4,337
 Net gains on sale of loans ........      459,055      214,371
 Insurance commissions .............       20,148       23,380
 Other income ......................      194,231      159,961
                                       ----------   ----------
   Total other income ..............      996,414      589,400
OTHER EXPENSE
 Salaries and employee benefits ....    1,595,115    1,413,493
 Occupancy and equipment expense ...      580,955      586,732
 Other expenses ....................    1,215,706    1,253,897
                                       ----------   ----------
   Total other expense .............    3,391,776    3,254,122
                                       ----------   ----------
INCOME BEFORE INCOME TAXES .........    1,807,964    1,638,506
PROVISION FOR INCOME TAXES .........      554,457      608,504
                                       ----------   ----------
NET INCOME .........................   $1,253,507   $1,030,002
                                       ==========   ==========


  Average Shares Outstanding .......    3,129,674    3,129,674

    BASIC EARNINGS PER SHARE .......   $     0.40   $     0.33

AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
March 31, 1998






                                                                           American Bancorporation and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                      Three months ended March 31,
                                                                                     1998                 1997
                                                                                --------------        ------------
  Operating Activities:
     Net Income................................................................   $  1,253,507         $   1,030,002
     Charges to operations not using
        cash in the current period..........................................         (182,583)           (2,830,153)
                                                                               --------------         -------------
          Net cash provided by (applied to) operating activities..............       1,070,924           (1,800,151)
  Investing Activities:
     Investment securities available for sale:
           Proceeds from maturities and repayments............................      33,682,122             2,085,192
           Proceeds from sales..............................................           576,000            43,462,484
           Purchases..........................................................    (57,406,903)          (44,280,218)
     Net increase in loans...................................................      (1,262,988)           (4,285,783)
     Purchase of premises and equipment.....................................         (119,842)             (334,807)
     Proceeds from sale of premises and equipment.........................               1,000                     -
                                                                              ----------------  --------------------
         Net cash used by investing activities................................    (24,530,611)           (3,353,132)
   Financing Activities:
     Net decrease in non-interest
        bearing demand deposits............................................           (18,428)           (1,804,184)
     Net increase (decrease) in interest bearing
         demand and savings deposits..........................................       1,646,547           (3,492,761)
     Net increase in time deposits...........................................      25,888,624             13,987,247
     Net increase (decrease) in short-term borrowings.......................           682,961           (9,567,612)
     Issuance (principal repayment) of long-term debt........................          595,741               (3,920)
     Cash dividends paid....................................................         (391,209)             (391,209)
                                                                               --------------        --------------
          Net cash provided by (applied to) financing activities...............     28,404,236           (1,272,439)
                                                                                  ------------        -------------
    Net Increase (Decrease) in Cash and Cash Equivalents.....................        4,944,549           (6,425,722)

  Cash and Cash Equivalents Beginning Balance..................................     13,442,504            29,420,133
                                                                                  ------------          ------------
  Cash and Cash Equivalents Ending Balance......................................   $18,387,053           $22,994,411
                                                                                   ===========           ===========



AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
March 31, 1998



                                       American Bancorporation and Subsidiaries


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY Three months ended March 31, 1998 and 1997

                                                 1998              1997
                                              ------------    ------------
Balance at January 1, .....................   $ 33,693,846    $ 30,422,694
 Net Income ...............................      1,253,507       1,030,002
 Dividends declared ($0.125 per share 1998,
      $0.125 per share 1997) ..............       (391,209)       (391,209)
 Other comprehensive income (loss) ........        190,494      (1,011,030)
                                              ------------    ------------
Balance at March 31, ......................   $ 34,746,638    $ 30,050,457
                                              ============    ============



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The unaudited interim condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to a fair presentation of the financial position and results of operations. All adjustments are of a normal recurring nature. The notes to the financial statements contained in the 1997 Annual Report to Stockholders should be read in conjunction with these statements.


NOTE A - ADOPTION OF FINANCIAL ACCOUNTING STANDARDS

     On January 1, 1998 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 129, " Disclosure of Information about Capital Structure." SFAS No. 129 summarizes previously issued disclosure guidance contained with Accounting Principles Board ("APB") Opinion Nos. 10 and 15 as well as SFAS No. 47. There were no material changes to the Company's disclosures pursuant to the adoption of SFAS No. 129.

AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
March 31, 1998




     On January 1, 1998 the Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No.130 established standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as "the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." The comprehensive income and related cumulative equity impact of comprehensive income items is required to be disclosed prominently as part of the notes to the financial statements. Only the impact of unrealized gains or losses on securities available for sale is disclosed as an additional component of the Company's income under the requirements of SFAS No. 130.

     Amounts included in comprehensive income are as follows for the three months ended March 31, 1998 and 1997:


                                                                        1998                1997
                                                                  --------------       ------------

     Net Income     ..............................................  $ 1,253,507         $ 1,030,002
     Other comprehensive income (loss), net of tax
         Unrealized gains (losses) on securities:
             Unrealized holding gain (loss)
               arising during the period........................        236,994           (759,654)
             Reclassification adjustment for
               gains included in net income...................         (46,500)           (251,376)
                                                                  --------------       ------------
     Other comprehensive income (loss).........................         190,494         (1,011,030)
                                                                  -------------        ------------
     Comprehensive income.........................................  $ 1,444,001        $     18,972
                                                                    ===========        ============

AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
March 31, 1998


MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF FINANCIAL POSITION AND RESULTS OF OPERATIONS


INTRODUCTION
     The discussion and analysis, when read in conjunction with the consolidated financial statements and accompanying notes, is designed to provide information relevant to an assessment of financial performance and management's perception of significant events.

     The following is a discussion of significant factors influencing operating performance and change in financial position during the interim periods presented. The discussion should be read in connection with the 1997 Annual Report and the financial statements appearing elsewhere herein.

SUMMARY
     American Bancorporation (the "Company") recognized net income of $1,254,000 or $0.40 basic earnings per share, for the three months ended March 31, 1998, compared to net income of $1,030,000 or $0.33 basic earnings per share, for the three months ended March 31, 1997. Return on average assets and return on average equity were 1.00% and 14.52%, respectively, for the three months ended March 31, 1998 compared to 0.89% and 13.45%, respectively, for the three months ended March 31, 1997.

     Total assets at March 31, 1998 increased to $515,425,000, from $461,017,000 at March 31, 1997, an increase of 11.8%. Deposits increased to $383,251,000 at March 31, 1998, from $328,501,000 at March 31, 1997, an increase of 16.7%. Total stockholders' equity was $34,747,000 at March 31, 1998, which represents a 15.6% increase over total stockholders' equity of $30,050,000 at March 31, 1997.


RESULTS OF OPERATIONS
     QUARTER COMPARISON

     Net Income. Net income for the three months ended March 31, 1998 amounted to $1,254,000, or $0.40 basic earnings per share, compared to net income of $1,030,000 or $0.33 basic earnings per share, for the three months ended March 31, 1997. The increase was the result of an increase in other income which was partially offset by increases in other expense and provision for loan losses and a decrease in net interest income.

     Net Interest Income. Net interest income before provision for loan losses for the three months ended March 31, 1998 amounted to $4,263,000, a decrease of $40,000 or 0.93%, compared to the three months ended March 31, 1997. The decrease resulted primarily from a 37 basis point decrease in the Company's margin, which was partially offset by a $39,564,000 or 9.1% increase in average interest earning assets.

     Total interest income for the three months ended March 31, 1998 amounted to $9,328,000, an increase of $666,000 or 7.7%, compared to the three months ended March 31, 1997. The increase resulted primarily from the increase in the average interest earning assets which was partially offset by a 11 basis point decrease in the average yield on earning assets. Average loans outstanding increased $10,321,000

AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
March 31, 1998




or 3.7% with average real estate loans increasing $5,711,000 or 4.2%, average commercial loans increasing $4,066,000 or 4.5% and average consumer installment loans increasing $544,000 or 1.1%, primarily due to increased demand. The average yield on loans increased from 8.65% in 1997 to 8.80% in 1998. Average investment securities and other short-term investments outstanding increased $29,243,000 or 18.6% while the average yield decreased from 6.83% in 1997 to 6.48% in 1998.

     Total interest expense for the three months ended March 31, 1998 amounted to $5,065,000, an increase of $706,000 or 16.2%, compared to the three months ended March 31, 1997. The increase resulted primarily from a $32,599,000 or 8.3% increase in average interest bearing liabilities and a 33 basis point increase in interest rates paid on such liabilities. Average NOW, money market and savings accounts decreased $5,684,000 or 4.5%. Average time deposits increased $55,181,000 or 33.7%, primarily the result of increased marketing efforts. Average non-interest bearing accounts decreased $929,000 or 2.8% and represented 8.7% of average total deposits for the three months ended March 31, 1998. Average short-term borrowings decreased $17,918,000 or 17.3%, while the average rate paid on short-term borrowings increased from 5.39% in 1997 to 5.46% in 1998.

      Provision for Loan Losses. The loan loss provision for the three months ended March 31, 1998 was $60,000. There was no loan loss provision for the three months ended March 31, 1997.

     Other Income. Other income for the three months ended March 31, 1998 amounted to $996,000, an increase of $407,000 or 69.1%. Net gains on sale of loans increased $245,000 or 114.1%, the result of increased residential mortgage loans generated for sale to secondary markets by the Company's mortgage banking operations. Net gains on sale of investment securities totalled $156,000 in 1998, compared to $4,000 in 1997.

     Other Expense. Total other expense for the three months ended March 31, 1998 amounted to $3,392,000, an increase of $138,000 or 4.2%, compared to the three months ended March 31, 1997. Salaries and employee benefits increased $182,000 or 12.8%. Occupancy and equipment expense decreased $6,000 or 1.0%. Other (miscellaneous) expenses decreased $38,000 or 3.0%.

     Provision for Income Taxes. The provision for income taxes for the three months ended March 31, 1998 was $554,000, compared to $609,000 for the three months ended March 31, 1997.

AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
March 31, 1998





ASSET QUALITY

          Nonperforming loans totalled $2,389,000 or 0.8% of total loans at March 31, 1998, compared to $2,658,000 or 0.9% at December 31, 1997.
Nonperforming loans at March 31, 1998 consisted of nonaccrual loans totalling $713,000, 90 day delinquent loans of $1,121,000, and restructured loans aggregating $555,000. Other real estate held totalled $762,000 at March 31, 1998, compared to $236,000 at December 31, 1997.

CAPITAL RESOURCES

          Stockholders' equity totalled $34,747,000 at March 31, 1998. The Company's risk-based capital ratio was 12.6%, of which 11.5% constituted common stockholder equity, while the risk-based capital ratio for the Company's bank subsidiary, Wheeling National Bank, was 13.0%, with common stockholders' equity of 11.9%. At March 31, 1998 the Company's leverage capital ratio was 6.4%, while the leverage ratio for Wheeling National Bank was 6.8%.

AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
March 31, 1998




                                                         Three months ended March 31,
                                                      1998                       1997
                                               Average     Yield/        Average      Yield/
                                               Balance      Rate         Balance       Rate
INTEREST EARNING ASSETS                         (000's)                   (000's)
 Loans
  Commercial.................................    $ 95,206   9.11%          $ 91,140    8.91%
  Real estate................................     141,910    8.33           136,199     8.01
  Installment-net...........................       49,481    8.42            48,937     8.86
                                                ---------                  --------
   Total loans   ............................     286,597    8.80           276,276     8.65
 Investment securities
  Taxable....................................     181,246    6.44           151,578     6.74
  Tax-exempt...............................         1,089    8.37             1,178     8.22
                                               ----------               -----------
   Total investment securities   ............     182,335    6.45           152,756     6.75
 Other short-term investments..............         4,207    7.74             4,543     9.66
                                              -----------                ----------
    Total interest earning assets.............   $473,139    7.88          $433,575     7.99
                                                 ========                  ========
INTEREST BEARING LIABILITIES
  Deposits
   NOW, Savings and MMDA......................   $120,130   2.63%          $125,814    2.62%
   Time......................................     218,797    5.58           163,616     5.17
                                               ----------                 ---------
    Total deposits...........................     338,927    4.54           289,430     4.07
  Short-term borrowings......................      85,766    5.46           103,684     5.39
  Long-term debt...........................         1,955   10.17               935     7.97
                                              -----------               -----------
    Total interest
        bearing liabilities...................   $426,648    4.75          $394,049     4.42
                                                 ========                  ========

MARGIN ANALYSIS
 (as a % of earning assets)
 Interest income......................                      7.88%                      7.99%
 Interest expense......................                      4.28                       4.02
                                                             ----                       ----
 Net interest income..................                      3.60%                      3.97%
                                                            ====                       ====

<F1>
Averages stated are month end average balances. Installment loans are stated net of unearned income. Average loans include nonaccrual loans. Yields do not reflect tax equivalent adjustments.

AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
March 31, 1998







Item 3.  Quantitative and Qualitative Disclosures about Market Risk

            Quantitative and qualitative disclosures about market risk are presented at December 31, 1997 in Item 7a of the Company's Annual Report on Form 10-K filed with the SEC on March 31, 1998. Management believes there have been no material changes in the Company's market risk since December 31, 1997.


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



                                                        AMERICAN BANCORPORATION
                                                               (Registrant)


Date       May 15, 1998                                    /s/ Jeremy C. McCamic
    ----------------------------                        ------------------------
                                                         Jeremy C. McCamic
                                                         Chairman and
                                                         Chief Executive Officer


Date        May 15, 1998                                   /s/ Brent E. Richmond
     ----------------------------                     --------------------------
                                                       Brent E. Richmond
                                                       Chief Financial and
                                                       Accounting Officer