Form 10-Q
period 1998-06-30
AMERICAN BANCORPORATION /WV/
filed 1998-08-14
CIK 4570

FORM 10-Q QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the period ended                  June 30, 1998
                    -------------------------------------------------------

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

         July 3, 1998: 3,129,674 shares of Common stock without par value


                                                      Number of pages comprising
                                                this report. . . . . . . . .  13

AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
June 30, 1998




TABLE OF CONTENTS

Part I   FINANCIAL INFORMATION
Item  1  Financial Statements
          Condensed Consolidated Balance Sheet..........................       3
          Condensed Consolidated Statement of Income....................       4
          Condensed Consolidated Statement of
                    Cash Flows..........................................       5
          Condensed Consolidated Statement of
                    Changes in Stockholders' Equity.....................       6
          Notes to the Financial Statements.............................       6
Item  2   Management's Discussion and Analysis of Financial
          Condition and Results of Operations...........................       7
Item 3    Quantitative and Qualitative Disclosures about Market Risk....      12


Part II  OTHER INFORMATION
Item  1   Legal Proceedings...............................................  None
Item  2   Changes in Securities...........................................  None
Item  3   Defaults Upon Senior Securities.................................  None
Item  4   Submission of Matters to a
                      Vote of Security Holders............................    12
Item  5   Other Information...............................................  None
Item  6   Exhibits and Reports on Form 8-K................................  None

SIGNATURES  ............................................................      13

AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
June 30, 1998

                    American Bancorporation and Subsidiaries


CONSOLIDATED BALANCE SHEET

                                                                                June 30,                     December 31,
                                                                         1998                1997               1997
                                                                 ----------------      ---------------      -------------
ASSETS
Cash and due from banks........................................... $  13,568,912         $ 12,905,782      $  11,027,692
Interest bearing deposits in other banks.......................          145,488                    -                  -
Federal funds sold..............................................      16,050,025              904,417          2,414,812
Investment securities available for sale..........................   214,865,641          157,152,101        169,175,987
Loans, net of unearned income....................................    289,814,672          280,247,511        286,691,051
  Less allowance for loan losses...............................        3,179,566            3,555,330          3,284,338
                                                                 ---------------      ---------------    ---------------
                                                                     286,635,106          276,692,181        283,406,713
Premises and equipment - net....................................       9,854,463           10,080,749         10,070,377
Accrued interest receivable.....................................       2,902,199            3,150,834          2,713,240
Excess of cost over net assets purchased.......................        1,801,202            2,136,678          1,968,940
Other assets...................................................        5,354,541            4,854,866          3,828,711
                                                                 ---------------      ---------------    ---------------
     TOTAL ASSETS.................................................. $551,177,577         $467,877,608       $484,606,472
                                                                    ============         ============       ============

LIABILITIES
 Deposits
   Non-interest bearing..........................................  $  35,818,702        $  33,923,814      $  33,512,712
   Interest bearing..............................................    376,773,483          301,646,375        322,221,620
                                                                   -------------         ------------       ------------
       TOTAL DEPOSITS............................................    412,592,185          335,570,189        355,734,332
 Short-term borrowings...........................................     84,096,093           93,166,616         87,574,152
 Accrued interest payable......................................        2,272,457            1,626,358          1,782,668
 Other liabilities.............................................        4,391,546            5,124,757          4,396,674
 Long-term debt..................................................     12,668,179              930,835          1,424,800
                                                                   -------------      ---------------      -------------
    TOTAL LIABILITIES............................................    516,020,460          436,418,755        450,912,626

STOCKHOLDERS' EQUITY
  Preferred stock........................................                      -                    -                  -
  Common stock without par value, stated value $5,
   authorized 6,500,000 shares, issued and
   outstanding 3,129,674.......................................        7,824,185            7,824,185          7,824,185
  Additional paid-in capital....................................      10,301,982           10,301,982         10,301,982
  Retained earnings.............................................      16,676,372           13,354,283         14,965,228
 Accumulated other comprehensive income,
      net of income tax.......................................           354,578             (21,597)            602,451
                                                                ----------------   -----------------    ----------------
    TOTAL STOCKHOLDERS' EQUITY..................................      35,157,117           31,458,853         33,693,846
                                                                  --------------       --------------     --------------
    TOTAL LIABILITIES AND
              STOCKHOLDERS' EQUITY................................. $551,177,577         $467,877,608       $484,606,472
                                                                    ============         ============       ============


AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
June 30, 1998


                                                                   American Bancorporation and Subsidiaries

CONSOLIDATED STATEMENT OF INCOME

                                                                    Quarter ended June 30,          Six Months ended June 30,
                                                                  1998              1997             1998              1997

                                                            ----------------   -------------- ----------------    -------------
INTEREST INCOME
 Loans......................................................   $ 6,377,452       $ 6,131,933      $12,683,363       $12,106,887
 Investment securities
  Taxable interest income...................................     3,324,760         2,445,226        6,242,487         4,998,030
  Non-taxable interest income.............................          23,243            23,153           46,014            47,354
                                                            --------------    --------------  ---------------   ---------------
                                                                 3,348,003         2,468,379        6,288,501         5,045,384
 Short-term investments...................................         248,639            71,117          330,084           180,833
                                                             -------------    --------------   --------------    --------------
   Total interest income...................................      9,974,094         8,671,429       19,301,948        17,333,104

INTEREST EXPENSE
 Deposits...................................................     4,321,546         3,179,451        8,164,638         6,121,188
 Borrowed funds............................................      1,442,842         1,194,459        2,664,278         2,611,169
                                                              ------------      ------------    -------------     -------------
   Total interest expense..................................      5,764,388         4,373,910       10,828,916         8,732,357
                                                              ------------      ------------     ------------     -------------
     NET INTEREST INCOME....................................     4,209,706         4,297,519        8,473,032         8,600,747
PROVISION FOR LOAN LOSSES.................................          60,000                 -          120,000                 -
                                                            ---------------------------------  ----------------------------------
 Net interest income after
    provision for loan losses..............................      4,149,706         4,297,519        8,353,032         8,600,747
OTHER INCOME
 Service charges on deposit accounts.......................        172,922           185,895          339,902           373,246
 Securities gains..........................................        330,809                 -          486,809             4,337
 Net gains on sale of loans................................        474,064           294,501          933,119           508,872
 Insurance commissions...................................           23,282            25,617           43,430            48,997
 Other income.............................................         193,403           196,407          387,634           356,368
                                                             -------------     -------------    -------------    --------------
   Total other income......................................      1,194,480           702,420        2,190,894         1,291,820
OTHER EXPENSE
 Salaries and employee benefits............................      1,594,150         1,439,747        3,189,265         2,853,240
 Occupancy and equipment expense...........................        617,496           610,645        1,198,451         1,197,377
 Other expenses............................................      1,374,983         1,222,144        2,590,689         2,476,041
                                                              ------------      ------------    -------------     -------------
   Total other expense.....................................      3,586,629         3,272,536        6,978,405         6,526,658
                                                              ------------      ------------    -------------     -------------
INCOME BEFORE INCOME TAXES..................................     1,757,557         1,727,403        3,565,521         3,365,909
PROVISION FOR INCOME TAXES................................         470,556           641,961        1,025,013         1,250,465
                                                             -------------     -------------    -------------     -------------
NET INCOME..................................................   $ 1,287,001       $ 1,085,442     $  2,540,508      $  2,115,444
                                                               ===========       ===========     ============      ============


  Average Shares Outstanding.............................        3,129,674         3,129,674        3,129,674         3,129,674

    BASIC EARNINGS PER SHARE...........................        $      0.41       $      0.35     $       0.81      $       0.68


AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
June 30, 1998


                                                                       American Bancorporation and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                    Six months ended June 30,
                                                                                       1998             1997

                                                                                 -------------    -------------
  Operating Activities:
   Net Income ................................................................   $   2,540,508    $   2,115,444
   Adjustments to reconcile net income to net cash from operating activities:
  Depreciation ...............................................................         418,804          389,888
  Amortization of intangibles ................................................         167,738          167,738
  Net amortization of investment securities ..................................         376,701          138,400
  Provision for loan losses ..................................................         120,000                -
  Net loss on sale of investment securities ..................................        (486,809)          (4,337)
  Net gain on sale of loans ..................................................        (933,119)        (508,872)
  Change in assets and  liabilities net of effects from the purchase of branch assets:
  Net increase in accrued interest receivable ................................        (188,959)        (165,512)
  Net increase in accrued interest payable ...................................         489,789          137,359
  Net (increase) decrease in other assets ....................................        (575,478)       1,165,646
  Net increase in other liabilities ..........................................         169,509          297,749
  Net decrease from other operating activities ...............................        (184,441)         (39,774)
                                                                                 -------------    -------------
        Net cash provided by operating activities ............................       1,914,243        3,693,729
Investing Activities:
  Investment securities available for sale:
      Proceeds from maturities and repayments ................................      70,163,289        6,494,608
      Proceeds from sales ....................................................       5,886,214       44,062,484
      Purchases ..............................................................    (122,098,505)     (64,864,425)
   Net decrease in loans .....................................................      (2,415,275)      (8,297,250)
   Purchase of premises and equipment ........................................        (203,890)        (739,757)
   Proceeds from sale of premises and equipment ..............................           1,000                -
                                                                                 -------------      ------------
       Net cash used by investing activities .................................     (48,667,167)     (23,344,340)
Financing Activities:
   Net increase (decrease) in non-interest
      bearing demand deposits ................................................       2,305,990       (2,820,502)
   Net increase (decrease) in interest bearing
       demand and savings deposits ...........................................         201,300       (2,862,283)
   Net increase in time deposits .............................................      54,350,563       21,442,156
   Net decrease in short-term borrowings .....................................      (3,478,059)     (10,929,427)
   Principal repayment of long-term debt .....................................      (2,406,621)          (6,848)
   Proceeds from issuance of long-term debt ..................................      12,884,091                -
   Cash dividends paid .......................................................        (782,419)        (782,419)
                                                                                 -------------    -------------
        Net cash provided by financing activities ............................      63,074,845        4,040,677
                                                                                 -------------    -------------
  Net Increase (Decrease) in Cash and Cash Equivalents .......................      16,321,921      (15,609,934)

Cash and Cash Equivalents Beginning Balance ..................................      13,442,504       29,420,133
                                                                                 -------------    -------------
Cash and Cash Equivalents Ending Balance .....................................   $  29,764,425    $  13,810,199
                                                                                 =============    =============


AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
June 30, 1998



                                       American Bancorporation and Subsidiaries

CONSOLIDATED  STATEMENT OF  STOCKHOLDERS'  EQUITY
Six months ended June 30, 1998 and 1997

                                                  1998             1997
                                              ------------    ------------
Balance at January 1, .....................   $ 33,693,846    $ 30,422,694
 Net Income ...............................      2,540,508       2,115,444
 Dividends declared ($0.265 per share 1998,
      $0.25 per share 1997) ...............       (829,364)       (782,419)
 Other comprehensive loss .................       (247,873)       (296,866)
                                              ------------    ------------
Balance at June 30, .......................   $ 35,157,117    $ 31,458,853
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

NOTE A - ADOPTION OF FINANCIAL ACCOUNTING STANDARDS

     On January 1, 1998 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 129, "Disclosure of Information about Capital Structure." SFAS No. 129 summarizes previously issued disclosure guidance contained with Accounting Principles Board ("APB") Opinion Nos. 10 and 15 as well as SFAS No.
47. There were no material changes to the Company's disclosures pursuant to the adoption of SFAS No. 129.

     On  January  1,  1998  the  Company   adopted  SFAS  No.  130,   "Reporting
Comprehensive Income". SFAS No. 130 established standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as "the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." The comprehensive income and related cumulative equity impact of comprehensive income items is required to be disclosed prominently as part of the notes to the financial statements. Only the impact of unrealized gains or losses on securities available for sale is disclosed as an additional component of the Company's income under the requirements of SFAS No. 130.

AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
June 30, 1998



     Amounts included in comprehensive income are as follows for the quarter ended June 30, 1998 and 1997 and the six months ended June 30, 1998 and 1997, respectively:



                                                        Quarter ended          Six months ended
                                                           June 30,                June 30,
                                                    -----------------------  ---------------------
                                                       1998        1997       1998       1997
                                                    ----------- ----------- ---------- -----------


Net Income     ..................................$   1,287,001  $1,085,442  $2,540,508 $2,115,444
Other comprehensive income (loss),  net of tax
 Unrealized gains (losses) on securities:
   Unrealized holding gain (loss)
   arising during the period..............            (316,166)    714,164    (79,172)    (45,490)
  Reclassification adjustment for
   gains included in net income.............          (122,201)          -   (168,701)   (251,376)
                                                   ------------  ---------- ---------- -----------
Other comprehensive income (loss)...............      (438,367)    714,164   (247,873)   (296,866)
                                                   ------------  ---------- ---------- -----------
Comprehensive income    ........................$      848,634  $1,799,606  $2,292,635  $1,818,578
                                                   ============  ========== ==========  ==========



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


SUMMARY
     American Bancorporation (the "Company") recognized net income of $2,541,000 or $0.81 basic earnings per share, for the six months ended June 30, 1998, compared to net income of $2,115,000 or $0.68 basic earnings per share, for the six months ended June 30, 1997. Return on average assets and return on average equity were 0.97% and 14.61%, respectively, for the six months ended June 30, 1998 compared to 0.92% and 13.77%, respectively, for the six months ended June 30, 1997.

     Total assets at June 30, 1998 increased to $551,178,000, from $467,878,000 at June 30, 1997, an increase of 17.8%. Deposits increased to $412,592,000 at June 30, 1998, from $335,570,000 at June 30, 1997, an increase of 23.0%. Total stockholders' equity was $35,157,000 at June 30, 1998, which represents an 11.8% increase over total stockholders' equity of $31,459,000 at June 30, 1997.

AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
June 30, 1998


RESULTS OF OPERATIONS
       SIX MONTH COMPARISON

     Net Income. Net income for the six months ended June 30, 1998 amounted to $2,541,000, or $0.81 basic earnings per share, compared to net income of $2,115,000 or $0.68 basic earnings per share, for the six months ended June 30, 1997. The increase was the result of an increase in other income which was partially offset by increases in other expenses and provision for loan losses and a decrease in net interest income.

     Net Interest Income. Net interest income before provision for loan losses for the six months ended June 30, 1998 amounted to $8,473,000, a decrease of $128,000 or 1.5%, compared to the six months ended June 30, 1997. The decrease resulted primarily from a 57 basis point decrease in the Company's margin which was partially offset by a $64,481,000 or 14.9% increase in average interest earning assets.

     Total interest income for the six months ended June 30, 1998 amounted to $19,302,000 an increase of $1,969,000 or 11.4%, compared to the six months ended June 30, 1997. The increase resulted primarily from the increase in the average interest earning assets which was partially offset by a 24 basis point decrease in the average yield on earning assets. Average loans outstanding increased $11,111,000 or 4.0% with average commercial loans increasing $5,506,000 or 6.1%, average real estate loans increasing $3,854,000 or 2.8% and average consumer installment loans increasing $1,751,000 or 3.6%, primarily due to increased demand. The average yield on loans increased from 8.74% in 1997 to 8.80% in 1998. Average investment securities and other short-term investments outstanding increased $53,370,000 or 34.4% while the average yield decreased from 6.75% in 1997 to 6.35% in 1998.

     Total interest expense for the six months ended June 30, 1998 amounted to $10,829,000, an increase of $2,097,000 or 24.0% , compared to the six months ended June 30, 1997. The increase resulted primarily from a $58,541,000 or 15.0% increase in the average volume of interest bearing liabilities and a 36 basis point increase in interest rates paid on such liabilities. Average NOW, money market and savings accounts decreased $5,032,000 or 4.0%. Average time deposits increased $63,701,000 or 37.7%, primarily the result of increased marketing efforts. Average noninterest bearing accounts increased $400,000 or 1.2% and represented 8.7% of average total deposits for the six months ended June 30, 1998. Average short-term borrowings decreased $6,507,000 or 6.8% , while the average rate paid on short-term borrowings increased from 5.38% in 1997 to 5.40% in 1998.

     Provision for Loan Losses. The loan loss provision for the six months ended June 30, 1998 was $120,000. There was no loan loss provision for the six months ended June 30, 1997.

     Other Income. Other income for the six months ended June 30, 1998 amounted to $2,191,000, an increase of $899,000 or 69.6%. Net gains on sale of loans increased $424,000 or 83.4%, the result of increased residential mortgage loans generated for sale to secondary markets by the Company's mortgage banking operations. Net gain on sale of investment securities totalled $487,000 in 1998, compared to $4,000 in 1997.

AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
June 30, 1998

     Other Expense. Total other expense for the six months ended June 30, 1998 amounted to $6,978,000, an increase of $452,000 or 6.9%, compared to the six months ended June 30, 1997. Salaries and employee benefits increased $336,000 or 11.8%. Occupancy and equipment expense were virtually unchanged. Other (miscellaneous) expenses increased $115,000 or 4.6%.

     Provision for Income Taxes. The provision for income taxes for the six months ended June 30, 1998 was $1,025,000, compared to $1,250,000 for the six months ended June 30, 1997.


RESULTS OF OPERATIONS
     QUARTER COMPARISON

     Net Income. Net income for the quarter ended June 30, 1998 amounted to $1,287,000, compared to net income of $1,085,000 for the quarter ended June 30, 1997. The increase was the result of an increase in other income which was partially offset by increases in other expenses and provision for loan losses and a decrease in net interest income.

     Net Interest Income. Net interest income before provision for loan losses for the quarter ended June 30, 1998 amounted to $4,210,000, a decrease of $88,000 or 2.0%, compared to the quarter ended June 30, 1997. The decrease resulted primarily from a 76 basis point decrease in the Company's margin which was partially offset by a $89,397,000 or 20.8% increase in average interest earning assets.

     Total interest income for the quarter ended June 30, 1998 amounted to $9,974,000, an increase of $1,303,000 or 15.0% , compared to the same period in 1997. The increase resulted primarily from the increase in the average volume of earning assets which was partially offset by a 39 basis point decrease in the average yield on earning assets. Average loans outstanding increased $11,900,000 or 4.3%. Average commercial loans increased $6,945,000 or 7.7%, average consumer installment loans increased $2,959,000 or 6.3% and average real estate loans increased $1,997,000 or 1.4%. The average yield on loans decreased from 8.83% in 1997 to 8.81% in 1998. Average investment securities and other short-term investments outstanding increased $77,497,000 or 50.8% and the average yield decreased from 6.66% in 1997 to 6.25% in 1998.

     Total interest expense for the quarter ended June 30, 1998 amounted to $5,764,000, an increase of $1,390,000 or 31.8%, compared to the quarter ended
June 30, 1997. The increase resulted primarily from an $84,482,000 or 21.8% increase in the average volume of interest bearing liabilities and a 37 basis point increase in interest rates paid on such liabilities.

     Provision for Loan Losses. The loan loss provision for the quarter ended June 30, 1998 was $60,000. There was no loan loss provision for the quarter ended June 30, 1997.

      Other Income. Other income amounted to $1,194,000 for the quarter ended June 30, 1998, compared to $702,000 for the quarter ended June 30, 1997. Net gains on sale of loans increased $180,000 or 61.0%. Net gain on sale of investment securities totalled $331,000 for the quarter ended June 30, 1998. There was no gain on the sale of investment securities for the same period in 1997.

AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
June 30, 1998

     Other Expense. Total other expense for the quarter ended June 30, 1998 amounted to $3,587,000, an increase of $314,000 or 9.6%, compared to the same period in 1997. Salaries and employee benefits increased $154,000 or 10.7%. Occupancy and equipment expense increased $7,000 or 1.1%. Other (miscellaneous) expenses increased $153,000 or 12.5%.

       Provision for Income Taxes. The provision for income taxes for the quarter ended June 30, 1998 was $471,000, compared to $642,000 for the quarter ended June 30, 1997.


ASSET QUALITY

     Nonperforming loans totalled $2,734,000 or 0.9% of total loans at June 30, 1998, compared to $2,658,000 or 0.9% at December 31, 1997. Nonperforming loans at June 30, 1998 consisted of nonaccrual loans totalling $822,000, 90 day delinquent loans of $1,366,000, and restructured loans aggregating $546,000. Other real estate held totalled $421,000 at June 30, 1998, compared to $236,000 at December 31, 1997.

CAPITAL RESOURCES

       Stockholders' equity totalled $35,157,000 at June 30, 1998. The Company's risk-based capital ratio was 17.0%, of which 15.6% constituted Tier 1 capital, while the risk-based capital ratio for the Company's bank subsidiary, Wheeling National Bank, was 14.4%, with Tier 1 capital of 13.2%. At June 30, 1998 the Company's leverage capital ratio was 8.2%, while the leverage ratio for Wheeling National Bank was 7.2%.


YEAR 2000 COMPLIANCE

     The Company is exposed to potential losses due to business interruption or errors which could result if any of its computer systems are not modified to ensure that dates beginning in January, 2000 are not misinterpreted by the system as January, 1900. This is commonly referred to as the Year 2000 Problem ("Y2K"). A number of computer systems which are affected by Y2K are utilized by the Company to operate its day-to-day business. Most of these systems use software developed by and licensed from third party vendors, some of which have been customized by the Company, while others have been developed internally.

     Management has established a task force to identify all instances where the Company is not currently Y2K compliant, and to ensure that those systems are brought into compliance before the end of 1998. For software licensed from third party vendors, software upgrades have either been received or are forthcoming from those vendors. The Company has begun testing for Y2K compliance.

     The Company has estimated that direct costs for Y2K compliance will not be material.

     Y2K problems which are inherent in the regional, national and global banking and payments system are expected to be brought into compliance, but are completely beyond the Company's control.

AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
June 30, 1998



                                                    Three months ended June 30,             Six months ended June 30,
                                                      1998                1997                1998               1997

                                                Average   Yield/    Average   Yield/    Average   Yield/   Average    Yield/
                                                Balance    Rate     Balance    Rate     Balance    Rate    Balance     Rate
INTEREST EARNING ASSETS                        (000's)             (000's)             (000's)            (000's)

Loans
  Commercial................................    $  96,817  9.28%   $  89,872   9.33%   $  96,012   9.19%   $  90,506   9.12%
  Real estate...............................      142,859  8.28      140,862   8.06      142,384   8.30      138,530   8.03
  Installment-net..........................        50,025  8.44       47,067   8.82       49,753   8.43       48,002   8.84
                                               ----------         ----------          ----------          ----------
   Total loans   ...........................      289,701  8.81      277,801   8.83      288,149   8.80      277,038   8.74
 Investment securities
  Taxable...................................      214,007  6.21      149,391   6.55      197,626   6.32      150,484   6.64
  Tax-exempt...............................         1,143  8.13        1,119   8.28        1,116   8.25        1,149   8.25
                                              -----------        -----------         -----------         -----------
   Total investment securities   ...........      215,150  6.22      150,510   6.56      198,742   6.33      151,633   6.65
 Other short-term investments..............        14,974  6.64        2,117  13.43        9,591   6.88        3,330  10.86
                                               ----------        -----------         -----------         -----------
    Total interest earning assets.............   $519,825  7.67     $430,428   8.06     $496,482   7.78     $432,001   8.02
                                                 ========           ========            ========            ========
INTEREST BEARING LIABILITIES
  Deposits
   NOW, Savings and MMDA.....................   $121,565   2.70%    $125,943   2.65%    $120,847   2.67%    $125,879   2.64%
   Time......................................     246,101  5.69      173,880   5.39      232,449   5.64      168,748   5.29
                                                ---------          ---------           ---------           ---------
    Total deposits...........................     367,666  4.70      299,823   4.24      353,296   4.62      294,627   4.16
  Short-term borrowings.....................       92,475  5.35       87,573   5.36       89,121   5.40       95,628   5.38
  Long-term debt............................       12,669  6.51          932   8.79        7,312   7.00          933   8.38
                                               ----------       ------------         -----------        ------------
    Total interest
        bearing liabilities...................   $472,810  4.88     $388,328   4.51     $449,729   4.82     $391,188   4.46
                                                 ========           ========            ========            ========

MARGIN ANALYSIS
 (as a % of earning assets)
 Interest income....................                       7.67%               8.06%               7.78%               8.02%
 Interest expense....................                      4.43                4.06                4.37                4.04
                                                           ----                ----                ----                ----
 Net interest income................                      3.24%               4.00%               3.41%               3.98%
                                                           ====                ====                ====                ====



Averages stated are month end average balances. Installment loans are stated net of unearned income. Average loans include nonaccrual loans. Yields do not reflect tax equivalent adjustments.


AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
June 30, 1998


Item 3.   Quantitative and Qualitative Disclosures about Market Risk

            Quantitative and qualitative disclosures about market risk are presented at December 31, 1997 in Item 7a. of the Company's Annual Report on Form 10-K, filed with the SEC on March 31, 1998. Management believes there have been no material changes in the Company's market risk since December 31, 1997.


Part II.   OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Securities Holders

            The Annual Meeting of Shareholders was held May 20, 1998. Proxies were solicited pursuant to Regulation 14 of the 1934 Act. Shares represented in person or by proxy totalled 1,379,493 or 44.08% of the shares then outstanding. Shareholders approved by affirmative vote the following proposals:

            1. To fix the number of positions for director at 9, with 3 vacancies that may be filled by the Board of Directors:

                     Vote For: 1,367,532      Against: 9,900      Abstain: 2,061


            2. To elect Jack O. Cartner and Paul W. Donahie directors for a three year term and to elect Abigail McCamic Feinknopf director for a one year term.

                                      Vote For      Vote Withheld       Abstain
   Jack O. Cartner                  1,371,557             7,936                0
   Paul W. Donahie                  1,371,573             7,920                0
   Abigail M. Feinknopf             1,371,245             8,248                0

          Continuing in the position of director were the following:

                                                                  Term Expiring
                Jay T. McCamic                                          1999
                Jeremy C. McCamic                                       2000
                Jolyon W. McCamic                                       2000


Item  6.  Exhibits and Reports on Form 8-K

         B. Reports on Form 8-K:

         Date                 Item             Description
         None

AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
June 30, 1998


                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                         AMERICAN BANCORPORATION
                                                              (Registrant)
Date                                                      /s/ Jeremy C. McCamic
                                                         Jeremy C. McCamic
                                                         Chairman and
                                                         Chief Executive Officer


Date                                                       /s/ Brent E. Richmond
                                                          Brent E. Richmond
                                                          Chief Financial and
                                                          Accounting Officer