Form 10-Q
period 1998-09-30
AMERICAN BANCORPORATION /WV/
filed 1998-11-17
CIK 4570

FORM 10-Q QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                               OF THE SECURITIES AND EXCHANGE ACT OF 1934

                          SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the period ended        September 30, 1998
                    ------------------------------------------------------------

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

        October 2, 1998: 3,129,674 shares of Common stock without par value


                                               Number of pages comprising
                                               this report. . . . . . . . .  13

AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
September 30, 1998




TABLE OF CONTENTS

Part I       FINANCIAL INFORMATION
Item  1      Financial Statements
                 Condensed Consolidated Balance Sheet...................       3
                 Condensed Consolidated Statement of Income.............       4
                 Condensed Consolidated Statement of
                           Cash Flows...................................       5
                 Condensed Consolidated Statement of
                           Changes in Stockholders' Equity..............       6
             Notes to the Financial Statements..........................       6
Item  2      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...................       7
Item 3       Quantitative and Qualitative Disclosures about Market Risk.      12


Part II      OTHER INFORMATION
Item  1          Legal Proceedings........................................  None
Item  2          Changes in Securities....................................  None
Item  3          Defaults Upon Senior Securities..........................  None
Item  4          Submission of Matters to a
                             Vote of Security Holders.....................  None
Item  5          Other Information........................................  None
Item  6          Exhibits and Reports on Form 8-K.........................  None

SIGNATURES                                                                    13

AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
September 30, 1998

                    American Bancorporation and Subsidiaries

CONSOLIDATED BALANCE SHEET


                                                                             September 30,                  December 31,
                                                                       1998                  1997               1997
                                                                 ---------------      ---------------     --------------
ASSETS
Cash and due from banks.........................................   $  15,407,875       $   11,105,723     $   11,027,692
Interest bearing deposits in other banks....................             274,004                    -                  -
Federal funds sold...........................................          6,178,025            5,620,155          2,414,812
Investment securities available for sale.......................      226,533,508          153,456,761        169,175,987
Loans, net of unearned income..................................      297,794,837          288,340,212        286,691,051
  Less allowance for loan losses..............................         3,090,281            3,392,785          3,284,338
                                                                 ---------------      ---------------    ---------------
                                                                     294,704,556          284,947,427        283,406,713
Premises and equipment - net.................................          9,758,214           10,184,488         10,070,377
Accrued interest receivable..................................          3,198,708            3,633,538          2,713,240
Excess of cost over net assets purchased.....................          1,717,333            2,052,809          1,968,940
Other assets..................................................         5,401,010            3,903,526          3,828,711
                                                                 ---------------      ---------------    ---------------
     TOTAL ASSETS................................................   $563,173,233         $474,904,427       $484,606,472
                                                                    ============         ============       ============

LIABILITIES
 Deposits
   Non-interest bearing........................................    $  34,890,606         $ 34,145,567       $ 33,512,712
   Interest bearing............................................      382,499,946          309,735,355        322,221,620
                                                                   -------------         ------------       ------------
       TOTAL DEPOSITS..........................................      417,390,552          343,880,922        355,734,332
 Short-term borrowings.........................................       88,921,787           90,092,198         87,574,152
 Accrued interest payable....................................          2,261,983            1,952,138          1,782,668
 Other liabilities...........................................          5,484,053            5,222,991          4,396,674
 Long-term debt............................................               14,764              927,816          1,424,800
 Guaranteed preferred beneficial interest in
    subordinated debt..........................................       12,650,000                    -                   -
                                                                  -------------------------------------------------------
    TOTAL LIABILITIES..........................................      526,723,139          442,076,065        450,912,626

STOCKHOLDERS' EQUITY
  Preferred stock......................................                        -                    -                  -
  Common stock without par value, stated value
   $2.50, authorized 6,500,000 shares, issued and
   outstanding 3,129,674......................................         7,824,185            7,824,185          7,824,185
  Additional paid-in capital..................................        10,301,982           10,301,982         10,301,982
  Retained earnings...........................................        17,553,511           14,128,088         14,965,228
 Accumulated other comprehensive income,
        net of income tax....................................            770,416             574,107             602,451
                                                                ----------------    ----------------    ----------------
    TOTAL STOCKHOLDERS' EQUITY.................................       36,450,094           32,828,362         33,693,846
                                                                  --------------       --------------     --------------
    TOTAL LIABILITIES AND
              STOCKHOLDERS' EQUITY...............................   $563,173,233         $474,904,427       $484,606,472
                                                                    ============         ============       ============



AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
September 30, 1998


                    American Bancorporation and Subsidiaries

CONSOLIDATED STATEMENT OF INCOME



                                                                   Quarter Ended                     Nine Months Ended
                                                                   September 30,                      September 30,
                                                             1998                1997                 1998          1997
                                                      --------------   --------------     ----------------   --------------

INTEREST INCOME
 Loans.................................................    $ 6,517,169      $ 6,335,266       $19,200,532      $18,442,153
 Investment securities
  Taxable interest income............................        3,496,296        2,566,404         9,738,783        7,564,434
  Non-taxable interest income.......................            89,346           21,624           135,360           68,978
                                                        --------------   --------------     ---------------    ---------------
                                                             3.585,642        2,588,028         9,874,143        7,633,412
 Other short-term investments.......................           259,443           83,603           589,527          264,436
                                                         -------------   --------------     ---------------    ---------------
   Total interest income..............................      10,362,254        9,006,897        29,664,202       26,340,001

INTEREST EXPENSE
 Deposits............................................        4,713,715        3,401,212        12,878,353        9,522,400
 Borrowed funds.......................................       1,519,812        1,245,475         4,184,090        3,856,644
                                                          ------------     ------------     ---------------   ----------------
   Total interest expense.............................       6,233,527        4,646,687        17,062,443       13,379,044
                                                          ------------     ------------     ---------------   ----------------
     NET INTEREST INCOME.............................        4,128,727        4,360,210        12,601,759       12,960,957
PROVISION FOR LOAN LOSSES...........................            60,000                -           180,000                -
                                                        ---------------------------------   ---------------   ----------------
 Net interest income after
    provision for loan losses........................        4,068,727        4,360,210        12,421,759       12,960,957
OTHER INCOME
 Service charges on deposit accounts.................          190,551          190,571           530,453          563,817
 Securities gains (losses)..........................           141,250             (44)           628,059            4,293
 Net gains on sale of loans.........................           807,108          393,677         1,740,227          902,549
 Insurance commissions.............................             21,483           22,882            64,913           71,879
 Other income........................................          234,910          163,108           622,544          519,476
                                                         -------------    -------------    ----------------   -----------------
   Total other income................................        1,395,302          770,194         3,586,196        2,062,014
OTHER EXPENSE
 Salaries and employee benefits.......................       1,675,214        1,475,122         4,864,479        4,328,362
 Occupancy and equipment expense.....................          610,675          598,028         1,809,126        1,795,405
 Other expenses.......................................       1,363,619        1,241,124         3,954,308        3,717,165
                                                          ------------     ------------    ----------------  -----------------
   Total other expense................................       3,649,508        3,314,274        10,627,913        9,840,932
                                                          ------------     ------------    ----------------  -----------------
INCOME BEFORE INCOME TAXES............................       1,814,521        1,816,130         5,380,042        5,182,039
PROVISION FOR INCOME TAXES...........................          499,228          651,116         1,524,241        1,901,581
                                                         -------------    -------------    ----------------  -----------------
NET INCOME.............................................    $ 1,315,293      $ 1,165,014      $  3,855,801     $  3,280,458
                                                         =============    =============    ================    ================

  Average Shares Outstanding..........................       3,129,674        3,129,674         3,129,674        3,129,674

    BASIC EARNINGS PER SHARE .................         $         0.42   $          0.37  $           1.23 $           1.05


AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
September 30, 1998

                    American Bancorporation and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS

                                                 Nine months ended September 30,
                                                           1998           1997
                                                      -------------   ----------
   Operating Activities:
Net Income .........................................     $3,855,801   $3,280,458
Adjustments to reconcile net income to net cash from operating activities:
Depreciation .......................................      640,173       615,892
Amortization of intangibles ........................      251,607       251,607
Net amortization of premium on investment securities      545,424       218,836
Provision for loan losses ..........................      180,000          --
Net gain on sale of investment securities ..........     (628,059)       (4,293)
Net gain on sale of loans ..........................   (1,740,227)     (902,549)
Change in assets and  liabilities  net of effects from the purchase of branch assets:
Net increase in accrued interest receivable ...........  (485,468)     (648,216)
Net increase in accrued interest payable ..............   479,315       463,139
Net (increase) decrease in other assets ...............  (586,684)    1,679,464
Net increase in other liabilities .....................   898,123       147,577
Net increase (decrease) from other operating activities  (219,705)      249,017
                                                        ----------    ----------
     Net cash provided by operating activities ........ 3,190,300     5,350,932
 Investing Activities:
     Investment securities available for sale:
     Proceeds from maturities and repayments          101,034,116    25,585,188
     Proceeds from sales ...................            6,377,464    46,746,234
     Purchases .............................         (164,376,191)  (82,031,056)
Net increase in loans ......................           (9,737,616)  (16,158,819)
Purchase of premises and equipment .........             (329,010)   (1,069,500)
Proceeds from sale of premises and equipment                1,000          --
                                                       ------------  -----------
    Net cash used by investing activities ..          (67,030,237)  (26,927,953)
 Financing Activities:
     Net increase (decrease) in non-interest bearing
         demand deposits.......................         1,377,894    (2,598,749)
     Net decrease in interest bearing
         demand and savings deposits...........        (4,136,850)   (9,291,309)
     Net increase in time deposits.............        64,415,176     35,960,162
     Net increase (decrease) in short-term borrowings   1,347,635   (14,003,845)
     Principal repayment of long-term debt.....        (2,410,037)       (9,865)
     Proceeds from issuance of long-term debt..        12,884,091             -
     Cash dividends paid.......................        (1,220,572)   (1,173,628)
                                                    --------------  ------------
          Net cash provided by financing activities..  72,257,337      8,882,766
                                                    --------------  ------------
  Net Increase (Decrease) in Cash and Cash Equivalents  8,417,400   (12,694,255)

  Cash and Cash Equivalents Beginning Balance...... $  13,442,504   $ 29,420,133
                                                    -------------   ------------
  Cash and Cash Equivalents Ending Balance......... $  21,859,904   $ 16,725,878
                                                    =============   ============

AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
September 30, 1998




                    American Bancorporation and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Nine months ended September 30, 1998 and 1997

                                                  1998                  1997
                                             ---------------        ------------
    Balance at January 1,...................   $33,693,846          $30,422,694
     Net Income.............................     3,855,801            3,280,458
     Dividends declared ($.405 per share 1998,
          $0.375 per share 1997)............    (1,267,518)          (1,173,628)
     Other comprehensive income.............       167,965              298,838
                                             ---------------        ------------
    Balance at September 30,................   $36,450,094          $32,828,362
                                             ===============        ============




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

AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
September 30, 1998


Amounts included in comprehensive income are as follows for the quarter ended September 30, 1998 and 1997 and the nine months ended September 30, 1998 and 1997, respectively:

                                 Quarter ended           Nine months ended
                                 September 30,               September 30,
                           ------------------------   --------------------------
                              1998          1997          1998           1997
                           ----------    ----------   -----------    -----------

Net Income ..........     $ 1,315,293   $ 1,165,014   $ 3,855,801   $ 3,280,458
Other comprehensive income, net of tax
Unrealized gains on securities:
  Unrealized holding gain
   arising during the period  454,588       596,343       375,416       550,853
  Reclassification adjustment for
   gains included in
    net income                (38,750)         (639)     (207,451)     (252,015)
                            ----------   -----------   -----------   -----------
Other comprehensive income..  415,838       595,704       167,965       298,838
                            ----------   -----------   -----------   -----------
Comprehensive income .....$ 1,731,131   $ 1,760,718   $ 4,023,766   $ 3,579,296
                           ===========   ===========   ===========   ===========


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

SUMMARY

     American Bancorporation (the "Company") recognized net income of $3,856,000 or $1.23 basic earnings per share for the nine months ended September 30, 1998, compared to net income of $3,280,000 or $1.05 basic earnings per share for the nine months ended September 30, 1997. Return on average assets and return on average equity were 0.96% and 14.6%, respectively, for the nine months ended September 30, 1998 compared to 0.94% and 14.0%, respectively, for the nine months ended September 30, 1997.

     Total assets at September 30, 1998 increased to $563,173,000, from $474,904,000 at September 30, 1997, an increase of 18.6%. Deposits increased to $417,391,000 at September 30, 1998, from $343,881,000 at September 30, 1997, an increase of 21.4%. Total stockholders' equity was $36,450,000 at September 30, 1998, which represents an 11.0% increase over total stockholders' equity of $32,828,000 at September 30, 1997.

AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
September 30, 1998

RESULTS OF OPERATIONS
       NINE MONTH COMPARISON

     Net  Income.  Net income  for the nine  months  ended  September  30,  1997 amounted to $3,856,000, or $1.23 basic earnings per share, compared to $3,280,000 or $1.05 basic earnings per share for the nine months ended September 30, 1997. The increase was the result of an increase in other noninterest income which was partially offset by increases in other noninterest expense and provision for loan losses and a decrease in net interest income.

     Net Interest Income. Net interest income before provision for loan losses for the nine months ended September 30, 1998 amounted to $12,602,000, a decrease of $359,000 or 2.8%, compared to the nine months ended September 30, 1997. The decrease resulted primarily from a 66 basis point decrease in the Company's margin which was partially offset by a $72,089,000 or 16.6% increase in average interest earning assets.

     Total interest income for the nine months ended September 30, 1998 amounted to $29,664,000, an increase of $3,324,000 or 12.6%, compared to the same period in 1997. The increase resulted primarily from a $72,089,000 increase in the average volume of earning assets offset by a 27 basis point decrease in the average yield on earning assets. Average loans outstanding increased $10,893,000 or 3.9%. Average commercial loans increased $6,055,000 or 6.6%, average real estate loans increased $2,585,000 or 1.8%, and average consumer installment loans increased $2,253,000 or 4.7%. The average yield on loans increased from 8.80% in 1997 to 8.82% in 1998. Average investment securities and other short-term investments outstanding increased $61,196,000 or 39.3%, while the average yield decreased from 6.76% in 1997 to 6.43% in 1998.

     Total interest expense for the nine months ended September 30, 1998 amounted to $17,062,000, an increase of $3,683,000 or 27.5% compared to the nine months ended September 30, 1997. The increase resulted primarily from a $67,291,000 or 17.1% increase in the average volume of interest bearing liabilities  and a 40  basis  point  increase  in  interest  rates  paid on such liabilities. Average NOW, money market and savings accounts decreased $5,165,000. Average time deposits increased $69,373,000. Average noninterest bearing accounts increased $907,000 and represented 8.6% of average total deposits in 1998. Average short-term borrowings decreased $5,082,000 or 5.5% and the average rate paid on short-term borrowings increased from 5.46% in 1997 to 5.55% in 1998.

     Provision for Loan Losses. The loan loss provision for the nine months ended September 30, 1998 was $180,000. There was no loan loss provision for the nine months ended September 30, 1997.

     Other Income. Other income for the nine months ended September 30, 1998 amounted to $3,586,000, an increase of $1,524,000 or 73.9%. Net gains on sale of loans totalled $1,740,000 for the nine months ended September 30, 1998, including a $297,000 gain on the sale of the Company's credit card portfolio, compared to net gains of $903,000 for the same period in 1997. The remainder of the increase is primarily the result of increased residential mortgage loans generated for sale to secondary markets by the Company. Net gains on sale of investment securities totalled $628,000 in 1998 primarily the result of liquidating a majority of the Company's SLMA preferred stock portfolio, compared to $4,000 in 1997.

AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
September 30, 1998

     Other Expense. Total other expense for the nine months ended September 30, 1998 amounted to $10,628,000, an increase of $787,000 or 8.0%, compared to the same period in 1997. Salaries and employee benefits increased $536,000 or 12.4%. Occupancy and equipment expense increased $14,000 or 0.1%.
Other (miscellaneous) expenses increased $237,000 or 6.4%.

     Provision for Income Taxes. The provision for income taxes for the nine months ended September 30, 1998 was $1,524,000, compared to $1,902,000 for the nine months ended September 30, 1997.


RESULTS OF OPERATIONS
     QUARTER COMPARISON

     Net Income. Net income for the quarter ended September 30, 1998 amounted to $1,315,000, compared to net income of $1,165,000 for the quarter ended September 30, 1997. The increase was primarily the result of an increase in noninterest income, which was partially offset by increases in other noninterest expense and provision for loan losses and a decrease in net interest income.

     Net Interest Income. Net interest income before provision for loan losses for the quarter ended September 30, 1998 amounted to $4,129,000, a decrease of $231,000 or 5.3%, compared to the quarter ended September 30, 1997. The decrease resulted primarily from an 83 basis point decrease in the Company's margin which was partially offset by an $87,307,000 or 19.8% increase in average interest earning assets.

     Total interest income for the quarter ended September 30, 1998 amounted to $10,362,000, an increase of $1,355,000 or 15.0%, compared to the same period in 1997. The increase resulted primarily from an $87,307,000 or 19.8% increase in the average volume of earning assets offset by a 32 basis point decrease in the average yield on earning assets. Average loans outstanding increased $10,456,000 or 3.7%. Average commercial loans increased $7,155,000 or 7.7%, average installment loans increased $3,255,000 or 6.8%, and average real estate loans increased $46,000. The average yield on loans decreased from 8.91% in 1997 to 8.84% in 1998. Average investment securities and other short-term investments outstanding increased $76,851,000 or 48.9%, while the average yield decreased from 6.80% in 1997 to 6.57% in 1998.

        Total interest expense for the quarter ended September 30, 1998 amounted to $6,234,000, an increase of $1,587,000 or 34.1%, compared to the same period in 1997. The increase resulted primarily from a $84,790,000 or 21.4% increase in the average volume of interest bearing liabilities and a 50 basis point increase in interest rates paid on such liabilities.

       Provision for Loan Losses. The loan loss provision for the quarter ended September 30, 1998 was $60,000. There was no loan loss provision for the quarter ended September 30, 1997.

        Other Income. Other income amounted to $1,395,000 for the quarter ended September 30, 1998, compared to $770,000 for the quarter ended September 30, 1997. Net gains on sale of loans increased $413,000 or 105.0%, primarily the result of sale of the Company's credit card portfolio. Net gain on sale of investment securities totalled $141,000 for the quarter ended September 30, 1998.

AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
September 30, 1998

       Other Expense. Total other expense for the quarter ended September 30, 1998 amounted to $3,650,000, an increase of $335,000 or 10.1%, compared to the same period in 1997. Salaries and employee benefits increased $200,000 or 13.6%. Occupancy and equipment expense increased $13,000 or 2.1%.
Other (miscellaneous) expenses increased $122,000 or 9.9%.

       Provision for Income Taxes. The provision for income taxes for the quarter ended September 30, 1998 was $499,000, compared to $651,000 for the quarter ended September 30, 1997.


ASSET QUALITY

       Nonperforming loans totalled $2,862,000 or 1.0% of total loans at September 30, 1998, compared to $2,658,000 or 0.9% at December 31, 1997.
Nonperforming loans at September 30, 1998 consisted of nonaccrual loans totalling $1,215,000, 90 day delinquent loans of $1,165,000, and restructured loans aggregating $482,000. Other real estate held totalled $456,000 at September 30, 1998, compared to $236,000 at December 31, 1997.

CAPITAL RESOURCES

       Stockholders' equity totalled $36,450,000 at September 30, 1998. The Company's risk-based capital ratio was 17.4%, of which 16.1% constituted common stockholder equity, while the risk-based capital ratio for the Company's bank subsidiary, Wheeling National Bank, was 15.0%, with common stockholders' equity of 13.9%. At September 30, 1998 the Company's leverage capital ratio was 8.2%, while the leverage ratio for Wheeling National Bank was 7.1%.


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

AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
September 30, 1998


                                                Three months ended September 30,         Nine months ended September 30,
                                                        1998              1997             1998                 1997

                                                ---------------    -----------------  ----------------   --------------
                                                 Average Yield/     Average  Yield/   Average   Yield/  Average    Yield/
                                                 Balance  Rate       Balance  Rate    Balance    Rate   Balance     Rate
INTEREST EARNING ASSETS                          (000's)             (000's)           (000's)            (000's)
 Loans
  Commercial................................   $   99,533 9.31%     $ 92,378  9.61%   $ 97,185   9.23%   $ 91,130    9.29%
  Real estate...............................      144,038  8.22      143,992   8.14    142,936   8.28      140,351   8.07
  Installment-net..........................        51,241  8.47       47,986   8.81     50,249   8.44       47,996   8.83
                                              -----------         ----------         ---------          ----------
   Total loans .............................      294,812  8.84      284,356   8.91    290,370   8.82      279,477   8.80
 Investment securities
  Taxable...................................      213,157  6.56      153,301   6.70    202,803   6.40      151,423   6.66
  Tax-exempt...............................        10,096  3.54        1,028   8.41      4,109   4.39        1,109   8.30
                                              -----------        -----------         ---------          -----------
   Total investment securities..............      223,253  6.42      154,329   6.71    206,912   6.36      152,532   6.67
 Other short-term investments..............        10,704  9.69        2,777  12.04      9,962   7.89        3,146  11.21
                                               ----------          ---------        ----------          ----------
    Total interest earning assets............    $528,769  7.84     $441,462   8.16   $507,244   7.80     $435,155   8.07
                                                 ========           ========          ========            ========
INTEREST BEARING LIABILITIES
  Deposits
   NOW, Savings and MMDA.....................    $117,373 2.80%     $122,804  2.73%   $119,689   2.71%    $124,854  2.67%
   Time.....................................      265,905  5.85      185,189   5.54    243,601   5.72      174,228   5.38
                                                ---------         ----------          --------          ----------
    Total deposits..........................      383,278  4.92      307,993   4.42    363,290   4.73      299,082   4.25
  Short-term borrowings....................        84,825  5.85       87,058   5.63     87,689   5.55       92,771   5.46
  Long-term debt...........................        12,666  8.84          928   8.58      9,097   7.86          932   8.44
                                               ----------       ------------          --------          ----------
    Total interest bearing liabilities.......    $480,769  5.19     $395,979   4.69   $460,076   4.94     $392,785   4.54
                                                 ========           ========          ========            ========

MARGIN ANALYSIS
 (as a % of earning assets)
 Interest income...................                       7.84%               8.16%              7.80%               8.07%
 Interest expense...................                      4.72                4.21               4.49                4.10
                                                          ----                ----               ----                ----
 Net interest income...............                       3.12%              3.95%               3.31%               3.97%
                                                         =====                ====               ====                ====

Averages stated are month end average balances. Installment loans are stated net of unearned income. Average loans include nonaccrual loans. Yields do not reflect tax equivalent adjustments.

AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
September 30, 1998



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

                                                        AMERICAN BANCORPORATION
                                                         (Registrant)

Date November 16, 1998                                   /s/ Jeremy C. McCamic
----------------------                                   ---------------------
                                                         Jeremy C. McCamic
                                                         Chairman and
                                                         Chief Executive Officer


Date   November 16, 1998                                 /s/ Brent E. Richmond
-----------------------                                  ---------------------
                                                         Brent E. Richmond
                                                         Chief Financial and
                                                         Accounting Officer