Form 10-K405
period 1998-12-31
AMERICAN BANCORPORATION /WV/
filed 1999-04-01
CIK 4570

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended                                   December 31, 1998
Commission file number                                      0-5893

                             American Bancorporation
             (Exact name of registrant as specified in its charter)
-------------------------------------------------------------------------------

                 Ohio                                         31-0724349
(State or other jurisdiction of
 incorporation or organization              (I.R.S. Employer Identification No.)
-----------------------------------------------------------------------------
  1025 Main Street, Suite 800, Wheeling, WV                26003
   (Address of principal executive offices)            (Zip Code)

Registrants telephone number, including area code         (304) 233-5006

Securities registered pursuant to Section 12(b) of the Act:             None

                Securities registered pursuant to Section 12(g)
                                   of the Act
                        Common Stock, without par value
                                (Title of Class)

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

                          $42,803,202 at February 26, 1999

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
       3,129,674 shares of Common stock, without par value, at March 31, 1999

                    Number of pages                    Exhibit Index
                    comprising this                    located at
                    report . .    68                   Page  . .      15 & 17

                                        2
AMERICAN BANCORPORATION FORM 10-K Annual Report
December 31, 1998



DOCUMENTS INCORPORATED BY REFERENCE
    Certain of the items listed in the table below are included in the Annual Report to Stockholders for the year ended December 31, 1998. With the exception of the pages listed in the index and hereby incorporated by reference, the 1998 Annual Report to Stockholders is not to be deemed filed as part of this report.

    The Registrant will file a Definitive Proxy Statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of fiscal year 1998. Information contained therein is hereby incorporated by reference as indicated in the table below.

CROSS REFERENCE INDEX AND TABLE OF CONTENTS
                                                             Page Reference
                                               Form      Annual Report    Proxy
                                               10-K    to Shareholders Statement

Part I
Item  1     Business.........................3 - 12        IFC               -
Item  2     Properties...........................13          -               -
Item  3     Legal proceedings....................14          -               -
Item  4     Submission of matters to a
                   vote of security holders......N/A
Part II
Item  5     Market for Registrants common stock and
             related security holders matters...   -     IFC, IBC, 30  2 - 3, 11
Item  6     Selected financial data............... -               30          -
Item  7     Management's discussion and
              analysis offinancial condition
              and results of operations.........   -          31 - 47          -
Item  7a.  Quantitative and qualitative disclosures
              about market risk....................-          44 - 45          -
Item  8     Financial statements and
              supplementary data..................14           3 - 29          -
Item  9     Changes and disagreements with Accountants
              on accounting and financial disclosures       N/A
Part III
Item 10    Directors and executive officers
              of the Registrant...............      -               -      4 - 7
Item 11    Executive compensation...................-               -     8 - 10
Item 12    Security ownership of certain beneficial
              owners and management...............  -               -          3
Item 13    Certain relationships and
              related transactions...............   -               -         12

Part IV
Item 14    Exhibits, financial statement schedules
                   and reports on Form 8K.....14 - 15               -          -

                                        3
AMERICAN BANCORPORATION FORM 10-K Annual Report
December 31, 1998


Part I
Item 1.   Business


     General
    American Bancorporation (the "Registrant" of the "Company") is a bank holding company, headquartered in Wheeling, West Virginia which through its subsidiaries provides commercial and mortgage banking services to customers in central and eastern Ohio and northern West Virginia. The Company's principal subsidiary, Wheeling National Bank ("WNB" or the "Bank"), headquartered in St. Clairsville, Ohio, is a full-service commercial bank operating through 20 offices. As of December 31, 1998, the Company had consolidated total assets of $611.4 million, deposits of $431.2 million and stockholders' equity of $36.4 million.

    The Company, registered under the Bank Holding Company Act of 1956, as amended, ("BHCA"), was incorporated under the laws of the State of Ohio in 1966. WNB, a national banking association organized in 1978, was acquired by the Company in 1988. In 1996, the Company merged its other former banking subsidiary, Columbus National Bank, into Wheeling National Bank, under the charter of WNB.

    Through WNB, the Company provides a full range of commercial banking services to retail customers and small to medium-sized business in its market area. In eastern Ohio and northern West Virginia the Company focuses on local customer needs. In the Columbus, Ohio area, the company focuses its marketing efforts on local businesses, whose needs are not being served effectively by larger institutions.

    The banking services the Company offers its customers include checking, savings, time and money market accounts, personal, commercial, construction and real estate loans, individual retirement accounts, safe deposit boxes, wire transfers and debit cards, among other standard banking products and services.

    In addition to its banking activities, the Company originates and services mortgage loans through American Mortgages, Inc. ("AMI"), a wholly-owned subsidiary. AMI owns 51% of Premier Mortgage, Ltd., located in Columbus, Ohio, a joint-venture with H.E.R., Inc., a major Columbus, Ohio real estate broker, which originates residential mortgage loans.

    On April 27, 1998, American Bancorporation Capital Trust I (the "Trust"), a wholly owned subsidiary of the Company, organized as a Delaware statutory business trust, issued 1,265,000 shares of 8.5% cumulative trust preferred shares at $10 per share. The net proceeds after expenses was $11,886,000 which is considered Tier I capital. Certain of these proceeds have been and will be invested in Wheeling National Bank. The trust has no independent operations and the issued securities contain a full and unconditional guarantee of the Company.

    The Company also operates three additional subsidiaries which provide data processing services, real estate leasing and transfer agent services for the company, the Bank and AMI.

                                        4
AMERICAN BANCORPORATION FORM 10-K Annual Report
December 31, 1998


    Lending Activities
    The Company's lending activities are diversified between commercial, real estate and consumer type loans. At December 31, 1998 the Company's total loan portfolio amounted to $300.6 million or 49.2% of total consolidated assets. At December 31, 1998 real estate mortgage loans totalled $138.1 million, or 45.9% of the loan portfolio, commercial loans totalled $113.6 million, or 39.8% of the loan portfolio, and consumer installment loans totalled $48.9 million, or 16.3% of the loan portfolio. Total loans increased by $13.9 million or 4.8% between December 31, 1997 and December 31, 1998, as commercial loans increased $20.3 million or 21.8% and real estate mortgage loans decreased $6.1 million or 4.3%, while consumer installment loans decreased $0.3 million or 0.5%.

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

    Consumer Loans. Consumer loans made by the Company include automobile loans, recreational vehicle loans, boat loans, home improvement loans, and personal loans (collateralized and uncollateralized). These loans are a smaller balance, comparable group of loans which are not concentrated in a specific market area. Risks in this lending category include the possibility of general economic downturn which may cause an increase in credit losses.

5
AMERICAN BANCORPORATION FORM 10-K Annual Report
December 31, 1998


    Investment Activity
    The investment policy of the Company provides that the Company should seek to maximize earnings consistent with prudent asset/liability management, liquidity and risk considerations. The Investment Committee is responsible for managing the Company's investment portfolio.

     At December 31, 1998 the entire investment portfolio is classified as available for sale. The Company's investment portfolio is comprised primarily of
U. S. Treasury securities and obligations of U. S. Agencies. The Company will only acquire municipal securities "A" rated or better.

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

    Employees
    The Company, its affiliate bank and non-banking subsidiaries employed 221 full-time equivalent employees at December 31, 1998. None of these employees are represented by a collective bargaining agent, and the Company believes that it enjoys good relations with its personnel.

6
AMERICAN BANCORPORATION FORM 10-K Annual Report
December 31, 1998


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

7
AMERICAN BANCORPORATION FORM 10-K Annual Report
December 31, 1998


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

        Limitations of Acquisitions of Common Stock.
        The federal Change in Bank Control Act prohibits a person or group of persons from acquiring "control" of a bank holding company unless the Federal Reserve Board has been given 60 days prior written notice of such proposed acquisition and within that time period the Federal Reserve Board has not issued a notice disapproving the proposed acquisition or extending for up to another 30 days the period during which such a disapproval may be issued. An acquisition may be made prior to expiration of the disapproval period if the Federal Reserve Board issues written notice of its intent not to disapprove the action. Under a rebuttable presumption established by the Federal Reserve Board, the acquisition of more than 10% of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act would, under the circumstances set forth in the presumption, constitute the acquisition of control.

8
AMERICAN BANCORPORATION FORM 10-K Annual Report
December 31, 1998


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

        Capital Requirements.
        The Bank is subject to regulatory capital requirements of the OCC which are substantially comparable to the regulatory capital requirements of the Federal Reserve Board applicable to bank holding companies such as the Company. At December 31, 1998, the regulatory capital of the Bank exceeded applicable requirements,

        Prompt Corrective Action.
        Section 38 of the Federal Deposit Insurance Act ("FDIA") provides the federal banking regulators with broad power to take "prompt corrective action" to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized, "significantly undercapitalized" or "critically undercapitalized." Under regulations adopted by the federal banking regulators, an institution shall be deemed to be (i) "well capitalized" if it has total risk-based capital ratio of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk- based capital ratio that is less than 8.0% a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0%, or a Tier 1 leverage capital ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. The regulations also provide that a federal banking regulator may, after notice and an opportunity for a hearing, reclassify a "well capitalized" institution as "adequately capitalized" and may require an "adequately capitalized" institution or an

9
AMERICAN BANCORPORATION FORM 10-K Annual Report
December 31, 1998


"undercapitalized" institution to comply with supervisory actions as if it were in the next lower Category if the institution is in an unsafe or unsound condition or engaging in an unsafe or unsound practice. The federal banking regulator may not, however, reclassify a "significantly undercapitalized" institution as "critically undercapitalized."

        An institution generally must file a written capital restoration plan which meets specified requirements, as well as a performance guaranty by each company that controls the institution, with an appropriate federal banking regulator within 45 days of the date that the institution receives notice or is deemed to have notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Immediately upon becoming undercapitalized, an institution becomes subject to statutory provisions which, among other things, set forth various mandatory and discretionary restrictions on the operations of such an institution.

        At December 31, 1998, the Bank had capital levels which qualified it as a "well capitalized" institution.

        FDIC Insurance Premiums.
        The Bank is a member of the BIF administered by the FDIC, although certain deposits of the Bank acquired in acquisitions are insured by the Savings Association Insurance Fund ("SAIF) administered by the FDIC.

        As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums to the FDIC. Effective January 1, 1997, the assessment schedule for both BIF and SAIF ranges from 0 basis points (subject to a $2,000 annual minimum) to 27 basis points. In addition, both BIF-insured institutions and SAIF-insured institutions are assessed amounts in order for a federally-chartered Finance Corporation to make payments on it bonds.

        Brokered Deposits.
        The FDIA restricts the use of brokered deposits by certain depository institutions. Under the FDIA and applicable regulations, (i) a "well capitalized insured depository institution" may solicit and accept, renew or roll over any brokered deposit without restriction, (ii) an "adequately capitalized insured depository institution" may not accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the FDIC and (iii) an "undercapitalized insured depository institution" may not (x) accept, renew or roll over any brokered deposit or (y) solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in such institution's normal market area or in the market area in which such deposits are being solicited. The term "undercapitalized insured depository institution" is defined to mean any insured depository institution that fails to meet the minimum regulatory capital requirement prescribed by its appropriate federal banking agency. The FDIC may, on a case-by-case basis and upon application by an adequately capitalized insured depository institution, waive the restriction on brokered deposits upon a finding that the acceptance of brokered deposits does not constitute, an unsafe or unsound practice with respect to such institution. The Bank had no brokered deposits outstanding at December 31, 1998.

10
AMERICAN BANCORPORATION FORM 10-K Annual Report
December 31, 1998


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

        Regulatory Enforcement Authority.
        The enforcement powers available to federal banking regulators is substantial and includes, among other things, the ability to assess civil money penalties, to issue cease-and- desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

AMERICAN BANCORPORATION FORM 10-K Annual Report
December 31, 1998



        Selected Statistical Information
                The following tables and schedules, referenced in the index presented below, set forth certain consolidated statistical information of American Bancorporation, required of bank holding companies pursuant to Guide 3. Selected tables are set forth on pages 30 through 47 in the annual report to stockholders, which pages are hereby incorporated by reference in this Form 10-K. The information contained in the tables should be read in conjunction with the consolidated financial statements of American Bancorporation and the notes thereto appearing elsewhere in this Form 10-K.


                                                                Page Reference

                                                      Form         Annual report
                                                       10K       to stockholders

I. Distribution of assets, liabilities and stockholders' equity, interests rates and interest differential
a. Average balance sheet............................... -                    31
b. Average earning assets and interest bearing
liabilities, interest earned and paid, yield and rates. -                    31
c Interest variances....................................-                 33-34

II. Investment portfolio
a. Carrying value of investment securities by type......-                    41
b. Maturity and weighted average yield................. -                    41

III. Loans
a. Types of loans.......................................-                    38
b. Maturity and sensitivity to change in interest rates.-                    38
c. Non-performing loans................................ -                    38

IV. Summary of loans loss experience...................12                    40

V. Deposits
a. Average amount.......................................-                    41
b. Maturity of time certificates of deposits in
excess of $100,000......................................-                    41

VI. Return on equity and assets.........................-                    30

12
AMERICAN BANCORPORATION FORM 10-K Annual Report
December 31, 1998


          The following table summarizes the balance of the allowance for loan losses by the major loan categories. The table supplements that on page 40 of the Company's Annual Report to Stockholders for the year ended December 31, 1998, incorporated by reference herein.

                                                     Allowance      Percent
                                                       amount   in each category
                                                  (000's omitted) to total loans
December 31, 1998
Commercial, financial and agricultural ............   $1,627          37.8%
Real estate - construction ........................       --           0.4
Real estate - mortgage ............................      409          45.5
Installment .......................................      494          16.3
Leases ............................................       --           0.0
Unallocated .......................................      512           N/A
                                                       ------         -----
                                                      $3,042         100.0%

December 31, 1997
Commercial, financial and agricultural .............. $1,550          32.2%
Real estate - construction ..........................     --           0.3
Real estate - mortgage .............................     762          45.8
Installment ........................................     641          21.7
Leases ..............................................     --           0.0
Unallocated .........................................    331           N/A
                                                       ------         -----
                                                      $3,284         100.0%

December 31, 1996
Commercial, financial and agricultural ............   $  871          30.5%
Real estate - construction ..........................     --           0.7
Real estate - mortgage ..........................        515          50.3
Installment .................................            434          18.5
Leases ................................................   --           0.0
Unallocated .........................................  1,744           N/A
                                                       ------         -----
                                                      $3,564         100.0%

December 31, 1995
Commercial, financial and agricultural .............  $  984          25.2%
Real estate - construction ..........................     --           0.7
Real estate - mortgage ............................      358          51.4
Installment .........................................    513          22.7
Leases ..............................................     --           0.0
Unallocated ........................................   1,999           N/A
                                                       ------          -----
                                                      $3,854         100.0%

December 31, 1994
Commercial, financial and agricultural .............  $1,165          22.6%
Real estate - construction ..........................     --           0.5
Real estate - mortgage ............................      407          52.3
Installment .......................................      913          24.6
Leases ..............................................     --           0.0
Unallocated ........................................   1,252           N/A
                                                       ------         -----
                                                      $3,737         100.0%

13
AMERICAN BANCORPORATION FORM 10-K Annual Report
December 31, 1998


        ITEM 2. PROPERTIES
        The Company and its non-banking subsidiaries conduct business from the Company's administrative headquarters in Wheeling, West Virginia and the Bank conducts business from its various office locations.

        The net book value of the Company's office facilities, furniture and equipment, including leasehold improvements and property held for future expansion (less accumulated depreciation and amortization) at December 31, 1998 was $9.3 million. The Company does not believe that the termination of any of its leases would have a material effect on its operations.

        Listed below are the locations of the Company's executive offices and the branch offices of the Bank that were operating as of December 31, 1998, as well as any proposed branch office locations. All buildings are owned by the Company unless otherwise indicated. Except as noted, the Company believes its property is suitable and adequate for its current and proposed needs.

                                                                    Approximate
Office                                                Year Opened     Sq. Feet
AMERICAN BANCORPORATION
Mull Center, Wheeling, West Virginia
Executive and non-bank subsidiary offices................. 1987        4,000 (1)
WHEELING NATIONAL BANK:
Ohio
Cambridge................................................... 1974      5,840
Cambridge - Drive-in........................................ 1989     14,000
Gahanna..................................................... 1990      3,200 (1)
Gahanna - StoneRidge Plaza................................   1996      1,600 (1)
Reynoldsburg................................................ 1990      6,000
Flushing.................................................... 1953      5,400 (1)
St. Clairsville............................................. 1991      8,000
St. Clairsville - Ohio Valley Mall.........................  1994      3,088 (2)
Shadyside................................................... 1980      4,200
Freeport.................................................... 1988      1,500
Barnesville................................................. 1994      2,000
Columbus.................................................... 1993      1,350 (1)
Columbus (Administrative offices)........................... 1994      2,419 (1)
Steubenville................................................ 1994      1,400 (2)
West Virginia
Wheeling...................................................  1969     29,515
Wheeling - Drive-in......................................... 1991     18,583
New Martinsville............................................ 1978      2,800
Pine Grove.................................................. 1983      1,125
Wheeling Island............................................. 1984      1,280
Elm Grove................................................... 1986      2,420 (1)
Weirton..................................................... 1986     15,214
Weirton - Drive-in.......................................... 1989      4,800
Weirton Heights............................................. 1990      1,500 (1)
AMERICAN MORTGAGES, INC.
Elm Grove................................................... 1994      4,700 (1)
PREMIER MORTGAGE, LTD.
Worthington, Ohio........................................... 1996      2,250 (1)

(1) Leased.
(2) Ground leased.

AMERICAN BANCORPORATION FORM 10-K Annual Report
December 31, 1998


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



                                     PART IV

               ITEM 14 . EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                             AND REPORTS ON FORM 8-K

A. The following documents are filed as part of this report:

1. Financial Statements
                                                                 Page reference
                                                                  Annual Report
                                                                 to Stockholders
Independent Auditors' Report
For the years ended December 31, 1998, 1997 and 1996......................... 29
Consolidated financial statements
Consolidated balance sheet at December 31, 1998 and 1997...................... 3
Consolidated statement of income for the years ended
December 31, 1998, 1997 and 1996.................................. ........... 4
Consolidated statement of changes in stockholders' equity
for the years ended December 31, 1998, 1997 and 1996.......................... 5
Consolidated statement of cash flows for the years ended
December 31, 1998, 1997 and 1996.............................................. 6
Notes to consolidated financial statements including condensed financial information of Registrant...................................... 7 - 28

2.  Financial Statement Schedules

           All schedules have been omitted since the required information is not present in amounts sufficient to require submission or because the information required is included in the financial statements, including the notes thereto.

AMERICAN BANCORPORATION FORM 10-K Annual Report
December 31, 1998

        3.  Exhibits                                               Page No. in
                                                                    Form 10-K
        Number
        3.1      Fifth Amended Articles of Incorporation (a)
        3.2      Amended Code of Regulations (a)
        3.3      1987 Amendment to Fifth Amended Articles of Incorporation (a)
        3.4      1987 Amendment to Amended Code of Regulations (a)
        3.5      1988 Amendment to Amended Code of Regulations (a)
        3.6      1990 Amendment to Amended Code of Regulations (a)
        4.1      Specimen Common Share Certificate as of 12/15/88 (a)
        10.1     American Bancorporation Senior Management
                         Incentive Compensation Plan (a)
        10.2     Agreement to Merge between Wheeling National Bank and
                         Columbus National Bank (a)
        10.3     Office Purchase and Assumption Agreement by and between
                       Columbus National Bank and Bank One, Steubenville, NA (a)
        10.4     Trust Preferred Securities Offering of American Bancorporation
                          Capital Trust I ("ABCT") (b)
        10.5     Amended and Restated Trust Agreement of ABCT (b)
        10.6     ABCT Preferred Securities Guarantee Agreement (b)
        10.7     ABCT Trust Indenture (b)
        10.8     American Bancorporation Agreement as to ABCT Expenses (b)
        10.9     ABCT Preferred Securities Certificate (b)
        13.1    1998 Annual Report to Security Holders                    18-68
        22.1     Subsidiaries:
                 The  following  is a  list  of  all  subsidiaries  of  American
                 Bancorporation,    the   jurisdiction   of   incorporation   or
                 organization, and the percentage of shares owned by American Bancorporation for each such subsidiary.
                                                       Jurisdiction   Percentage
                            Name
                      Wheeling National Bank...........     U.S.            100%
                      American Bancservices, Inc.......     Ohio            100%
                      American Mortgages, Inc..........     Ohio            100%
                      American Bancleasing, Inc........     Ohio            100%
                      American Bancdata Corporation....     Ohio            100%
                      American Bancorporation
                            Capital Trust I..........   Delaware            100%
                      Premier Mortgage, Ltd......           Ohio           51% *
          *Through the Company's ownership in American Mortgages, Inc.

    The following footnote references are to documents incorporated by reference herein:

    (a) Incorporated by reference to the same Exhibit number in the Form 10-K for the year ended December 31, 1997.
    (b) Incorporated by reference to Form S-2 Registration Nos.: 333-49659 and 333-49659-01 effective April 21, 1998. Exhibit reference is contained on Page II-2.


    B.  Reports on Form 8-K:
    Date                       Item Number         Description
    None

AMERICAN BANCORPORATION FORM 10-K Annual Report
December 31, 1998


                                                        SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on March 31, 1999.


                                                         AMERICAN BANCORPORATION

                                                          /s/ Jeremy C. McCamic
                                                           Jeremy C. McCamic
                                            Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of March 31, 1999.


    /s/ Jack O. Carnter                                  /s/ Jeremy C. McCamic
    Jack O. Cartner                                          Jeremy C. McCamic
    Director                                             Director, Chairman and
                                                        Chief Executive Officer


    /s/ Paul W. Donahie                                  /s/ Jolyon W. McCamic
    Paul W. Donahie                                          Jolyon W. McCamic
    Director and President                            Director and Vice Chairman



    /s/ Abigail M. Feinknopf                             /s/ John J. Malik, Jr.
    Abigail M. Feinknopf                                     John J. Malik, Jr.
    Director                                                 Director



    /s/ Jay T. McCamic                                   /s/ Brent E. Richmond
    Jay T. McCamic                                           Brent E. Richmond
    Director                                        Executive Vice President and
                                                         Chief Operating Officer


    /s/ Jeffrey W. McCamic                                /s/ Jeffrey A. Baran
    Jeffrey W. McCamic                                        Jeffrey A. Baran
    Director                                             Chief Financial Officer

17
AMERICAN BANCORPORATION FORM 10-K Annual Report
December 31, 1998


                                                       EXHIBIT INDEX
    Number   Description                                            SEC Page  #
             -------------------------------------------------    ------------
     3.1  Fifth Amended Articles of Incorporation........................    (a)
     3.2  Amended Code of Regulations........................................(a)
     3.3  1987 Amendment to Fifth Amended Articles of Incorporation..........(a)
     3.4  1987 Amendment to Amended Code of Regulations .....................(a)
     3.5  1988 Amendment to Amended Code of Regulations......................(a)
     3.6  1990 Amendment to Amended Code of Regulations......................(a)
     4.1  Specimen Common Share Certificate as of December 15, 1988..........(a)
    10.1  American Bancorporation Senior Management Incentive
           Compensation Plan.................................................(a)
    10.2  Agreement to Merge between Wheeling National Bank and
           Columbus National Bank............................................(a)
    10.3  Office Purchase and Assumption Agreement by and between
           Columbus National Bank and Bank One, Steubenville, NA.............(a)
    10.4  Trust Preferred Securities Offering of American Bancorporation
           Capital Trust I ("ABCT")..........................................(b)
    10.5  Amended and Restated Trust Agreement of ABCT.......................(b)
    10.6  ABCT Preferred Securities Guarantee Agreement.......... ...........(b)
    10.7  ABCT Trust Indenture...............................................(b)
    10.8  American Bancorporation Agreement as to ABCT Expenses..............(b)
    10.9  ABCT Preferred Securities Certificate..............................(b)
    13.1  1998 Annual Report to Security Holders.......................(18 - 68)
    22.1  Subsidiaries:
          The following is a list of all subsidiaries of American Bancorporation, the jurisdiction of incorporation or organization, and the percentage of shares owned by
          American Bancorporation for each such subsidiary.
                                                     Jurisdiction Percentage
              Name
              Wheeling National Bank.....................U.S.         100%
              American Bancservices, Inc...............  Ohio         100%
              American Mortgages, Inc..................  Ohio         100%
              American Bancleasing, Inc................  Ohio         100%
              American Bancdata Corporation............  Ohio         100%
              American Bancorporation Capital Trust I...Delaware      100%
              Premier Mortgage, Ltd..................    Ohio          51% *
          *Through the Company's ownership in American Mortgages, Inc.

    The following footnote references are to documents incorporated by reference herein:

    (a) Incorporated by reference to the same Exhibit number in the Form 10-K for the year ended December 31, 1997.
    (b)         Incorporated  by  reference  to  Form  S-2  Registration   Nos.:
                333-49659 and 333- 49659-01  effective  April 21, 1998.  Exhibit reference is contained on Page II-2.