Form 10-Q
period 1999-03-31
AMERICAN BANCORPORATION /WV/
filed 1999-05-14
CIK 4570

FORM 10-Q QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the period ended                March 31, 1999
                    --------------------------------------------------------

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

                                       Yes  X   No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        April 2, 1999: 3,129,674 shares of Common stock without par value


                                         Number of pages comprising
                                         this report. . . . . . . . .  12

AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
March 31, 1999





TABLE OF CONTENTS

Part I       FINANCIAL INFORMATION
Item  1      Financial Statements
                 Condensed Consolidated Balance Sheet....................      3
                 Condensed Consolidated Statement of Income..............      4
                 Condensed Consolidated Statement of
                           Cash Flows....................................      5
                 Condensed Consolidated Statement of
                           Changes in Stockholders' Equity...............      6
             Notes to the Financial Statements...........................      6
Item 2       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.....................     7
Item 3       Quantitative and Qualitative Disclosures about Market Risk...    11


Part II      OTHER INFORMATION
Item  1          Legal Proceedings..........................................None
Item  2          Changes in Securities......................................None
Item  3          Defaults Upon Senior Securities............................None
Item  4          Submission of Matters to a
                             Vote of Security Holders.......................None
Item  5          Other Information..........................................None
Item  6          Exhibits and Reports on Form 8-K...........................None

SIGNATURES                                                                    12

AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
March 31, 1999


                                        American Bancorporation and Subsidiaries


CONSOLIDATED BALANCE SHEET
                                                          March 31,             December 31,
                                                    1999            1998             1998

ASSETS
Cash and due from banks ...................   $  15,208,281    $  12,096,053   $  12,316,176
Federal funds sold ........................       8,096,025        6,291,000      17,747,025
Investment securities available for sale ..     300,929,464      192,433,075     263,827,239

Loans, net of unearned income .............     307,900,341      287,828,127     300,621,884
  Less allowance for loan losses ..........       3,028,522        3,218,426       3,042,269
                                              -------------    -------------   -------------
                                                304,871,819      284,609,701     297,579,615
Due from broker ...........................      17,081,291             --              --
Premises and equipment - net ..............       9,700,257        9,981,773       9,735,582
Accrued interest receivable ...............       4,064,177        3,350,624       3,393,337
Excess of cost over net assets purchased ..       1,564,013        1,885,071       1,633,464
Other assets ..............................       6,684,211        4,787,968       5,173,024
                                              -------------    -------------    -------------
     TOTAL ASSETS .........................   $ 668,199,538    $ 515,435,265   $ 611,405,462
                                              =============    =============    =============

LIABILITIES
 Deposits
   Non-interest bearing ...................   $  36,682,582    $  33,494,284   $  39,497,617
   Interest bearing .......................     393,648,852      349,756,791     391,742,578
                                              -------------    -------------    -------------
       TOTAL DEPOSITS .....................     430,331,434      383,251,075     431,240,195
 Short-term borrowings ....................     165,223,065       88,257,113     123,891,183
Due to broker .............................      16,026,227              --               --
 Accrued interest payable .................       2,375,242        1,808,684       2,306,854
 Other liabilities ........................       5,240,622        5,351,214       4,858,495
 Long-term debt ...........................           7,609        2,020,541          11,242
 Company obligated mandatorily redeemable
  trust preferred securities of subsidiary
  trust holding solely junior subordinated
  debentures of the Company                      12,650,000             --        12,650,000
                                              -------------    -------------    ------------
    TOTAL LIABILITIES ......................    631,854,199      480,688,627     574,957,969

STOCKHOLDERS' EQUITY
  Preferred stock ...........................            --               --              --
  Common stock without par value, stated value
   $5, authorized 6,500,000 shares, issued
   and outstanding 3,129,674 ...............      7,824,185        7,824,185       7,824,185
  Additional paid-in capital ...............     10,301,982       10,301,982      10,301,982
  Retained earnings ........................     19,245,310       15,827,526      18,430,141
 Accumulated other comprehensive income,
      (loss) net of income tax .............     (1,026,138)         792,945        (108,815)
                                              -------------    -------------    -------------
    TOTAL STOCKHOLDERS' EQUITY .............     36,345,339       34,746,638      36,447,493
                                              -------------    -------------    -------------
    TOTAL LIABILITIES AND
              STOCKHOLDERS' EQUITY .........  $ 668,199,538    $ 515,435,265   $ 611,405,462
                                              =============    =============    =============

AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
March 31, 1999




                                        American Bancorporation and Subsidiaries

CONSOLIDATED STATEMENT OF INCOME


                                       Three Months ended March 31,
                                           1999         1998
                                       -----------   -----------
INTEREST INCOME
 Loans .............................   $ 6,486,015   $ 6,305,911
 Investment securities
  Taxable interest income ..........     3,756,007     2,917,727
  Non-taxable interest income ......       545,879        22,771
                                       -----------   -----------
                                         4,301,886     2,940,498
 Short-term investments ............       123,373        81,445
                                       -----------   -----------
   Total interest income ...........    10,911,274     9,327,854

INTEREST EXPENSE
 Deposits ..........................     4,445,526     3,843,092
 Borrowed funds ....................     2,162,026     1,221,436
                                       -----------   -----------
   Total interest expense ..........     6,607,552     5,064,528
                                       -----------   -----------
     NET INTEREST INCOME ...........     4,303,722     4,263,326
PROVISION FOR LOAN LOSSES ..........        75,000        60,000
                                       -----------   -----------
 Net interest income after
    provision for loan losses ......     4,228,722     4,203,326
OTHER INCOME
 Service charges on deposit accounts       172,265       166,980
 Securities gains ..................       267,812       156,000
 Net gains on sale of loans ........       185,582       459,055
 Insurance commissions .............        19,044        20,148
 Other income ......................       354,937       194,231
                                       -----------   -----------
   Total other income ..............       999,640       996,414
OTHER EXPENSE
 Salaries and employee benefits ....     1,772,794     1,595,115
 Occupancy and equipment expense ...       633,692       580,955
 Other expenses ....................     1,235,864     1,215,706
                                       -----------   -----------
   Total other expense .............     3,642,350     3,391,776
                                       -----------   -----------
INCOME BEFORE INCOME TAXES .........     1,586,012     1,807,964
PROVISION FOR INCOME TAXES .........       301,392       554,457
                                       -----------   -----------
NET INCOME .........................   $ 1,284,620   $ 1,253,507
                                       ===========   ===========


  Average Shares Outstanding .......     3,129,674     3,129,674

    BASIC EARNINGS PER SHARE .......   $      0.41   $      0.40

AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
March 31, 1999


                                        American Bancorporation and Subsidiaries


CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                     Three months ended March 31,
                                                                          1999           1998
Operating Activities:
     Net Income .................................................   $  1,284,620    $  1,253,507
      Adjustments to reconcile net income
        to net cash from operating activities:
      Depreciation ..............................................        216,623         207,446
      Amortization of intangibles ...............................         69,451          83,869
      Net amortization of premium on investment securities ......        337,493         152,850
      Provision for loan losses .................................         75,000          60,000
      Net gain on sale of investment securities .................       (267,812)       (156,000)
      Net gain on sale of loans .................................       (185,582)       (459,055)
     Change in assets and liabilities net of effects
        from the purchase of branch assets:
      Net increase in accrued interest receivable ...............       (670,840)       (637,384)
      Net increase in accrued interest payable ..................         68,388          26,016
      Real estate mortgage loans originated for sale ............    (26,493,845)    (29,691,971)
      Proceeds from sale of real estate mortgage loans ..........     26,138,924      30,147,069
      Net increase in other assets ..............................       (737,288)       (433,486)
      Net increase in other liabilities .........................        382,127       1,039,876
      Net decrease from other operating activities ..............       (162,966)       (525,770)
                                                                    ------------    ------------
          Net cash provided by operating activities .............         54,293         611,869
  Investing Activities:
     Investment securities available for sale:
           Proceeds from maturities and repayments ..............     27,988,859      33,682,122
           Proceeds from sales ..................................           --           576,000
           Purchases ............................................    (67,744,083)    (57,406,903)
     Change in loans, net of real estate mortgage
        loans originated for sale ...............................     (6,826,701)     (1,259,031)
         Purchase of premises and equipment .....................       (181,298)       (119,842)
     Proceeds from sale of premises and equipment ...............           --             1,000
                                                                    ------------    ------------
         Net cash used by investing activities ..................    (46,763,223)    (24,071,556)
   Financing Activities:
     Net decrease in non-interest bearing demand deposits .......     (2,815,035)        (18,428)
     Net increase in interest bearing demand and savings deposits         73,875       1,646,547
     Net increase in time deposits ..............................      1,832,399      25,888,624
     Net increase (decrease) in short-term borrowings ...........     41,331,882         682,961
     Issuance (principal repayment) of long-term debt ...........         (3,633)        595,741
     Cash dividends paid ........................................       (469,453)       (391,209)
                                                                    ------------    ------------
          Net cash provided by financing activities .............     39,950,035      28,404,236
                                                                    ------------    ------------
    Net Increase (Decrease) in Cash and Cash Equivalents ........     (6,758,895)      4,944,549

   Cash and Cash Equivalents Beginning Balance ..................     30,063,201      13,442,504
                                                                    ------------    ------------
   Cash and Cash Equivalents Ending Balance .....................   $ 23,304,306    $ 18,387,053
                                                                    ============    ============

Supplemental disclosure of cash-flow information:
     Non-cash investing and financial activities:
      Securities purchased not settled ..........................     16,026,227            --
      Securities sold not settled ...............................     16,813,479            --

AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
March 31, 1999



                                        American Bancorporation and Subsidiaries


CONSOLIDATED STATEMENT OF
CHANGES IN STOCKHOLDERS' EQUITY
Three months ended March 31, 1999 and 1998

                                                  1999            1998
                                             ------------    ------------
Balance at January 1, ....................   $ 36,447,493    $ 33,693,846
Comprehensive results:
 Net Income ..............................      1,284,620       1,253,507
 Other comprehensive income, net of tax ..       (719,971)        236,994
 Reclassification adjustment, net of tax .       (197,352)        (46,500)
                                             ------------    ------------
 Total comprehensive results .............        367,297       1,444,001
 Dividends declared ($0.15 per share 1999,
      $0.125 per share 1998) .............       (469,451)       (391,209)
                                             ------------    ------------
Balance at March 31, .....................   $ 36,345,339    $ 34,746,638
                                             ============    ============



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The unaudited interim condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to a fair presentation of the financial position and results of operations. All adjustments are of a normal recurring nature. The notes to the financial statements contained in the 1998 Annual Report to Stockholders should be read in conjunction with these statements. Certain prior period amounts have been reclassified to conform to the current period classification.

AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
March 31, 1999


MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

INTRODUCTION
     The discussion and analysis, when read in conjunction with the consolidated financial statements and accompanying notes, is designed to provide information relevant to an assessment of financial performance and management's perception of significant events.

     The following is a discussion of significant factors influencing operating performance and change in financial position during the interim periods presented. The discussion should be read in connection with the 1998 Annual Report and the financial statements appearing elsewhere herein.

SUMMARY
     American Bancorporation (the "Company") recognized net income of $1,285,000 or $0.41 basic earnings per share, for the three months ended March 31, 1999, compared to net income of $1,254,000 or $0.40 basic earnings per share, for the three months ended March 31, 1998. Return on average assets and return on average equity were 0.80% and 14.02%, respectively, for the three months ended March 31, 1999 compared to 1.00% and 14.52%, respectively, for the three months ended March 31, 1998.

     Total assets at March 31, 1999 increased to $652,173,000, from $515,435,000 at March 31, 1998, an increase of 26.5%. Deposits increased to $430,331,000 at March 31, 1999, from $383,251,000 at March 31, 1998, an increase of 12.3%. Total stockholders' equity was $36,345,000 at March 31, 1999, which represents a 4.6% increase over total stockholders' equity of $34,747,000 at March 31, 1998.


RESULTS OF OPERATIONS
     QUARTER COMPARISON

     Net Income. Net income for the three months ended March 31, 1999 amounted to $1,285,000, or $0.41 basic earnings per share, compared to net income of $1,254,000 or $0.40 basic earnings per share, for the three months ended March 31, 1998. The increase was the result of an increase in net interest income and a decrease in income taxes which was partially offset by increases in other expense and provision for loan losses.

     Net Interest Income. Net interest income before provision for loan losses for the three months ended March 31, 1999 amounted to $4,304,000, an increase of $40,000 or 0.9%, compared to the three months ended March 31, 1998. The increase resulted primarily from a $135,645,000 increase in average interest earning assets , which was partially offset by a 77 basis point decrease in the Company's margin.

     Total interest income for the three months ended March 31, 1999 amounted to $10,911,000, an increase of $1,583,000 or 17.0%, compared to the three months ended March 31, 1998. The increase resulted primarily from the increase in the average interest earning assets which was partially offset by a 72 basis point decrease in the average yield on earning assets. Average loans outstanding increased $18,720,000 or 6.5% with average commercial loans increasing $26,519,000 or 27.9%, while average real estate loans decreased $6,031,000 or 4.3% and average consumer installment loans decreased $1,767,000 or 3.6%. The average yield on loans decreased from 8.80% in 1998 to 8.50% in 1999. Average investment securities and other short-term investments outstanding increased $116,924,000 or 62.7% while the average yield decreased from 6.48% in 1998 to 5.83% in 1999.

AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
March 31, 1999


     Total interest expense for the three months ended March 31, 1999 amounted to $6,608,000, an increase of $1,543,000 or 30.5%, compared to the three months ended March 31, 1998. The increase resulted primarily from a $131,526,000 or30.83% increase in average interest bearing liabilities. Average NOW, money market and savings accounts decreased $2,114,000 or 1.8%. Average time deposits increased $55,387,000 or 25.3%, primarily the result of increased marketing efforts. Average non-interest bearing accounts increased $4,232,000 or 13.1% and represented 8.5% of average total deposits for the three months ended March 31, 1999. Average short-term borrowings increased $67,549,000 or 78.8%, while the average rate paid on short-term borrowings decreased from 5.46% in 1998 to 4.92% in 1999.

      Provision for Loan Losses. The loan loss provision for the three months ended March 31, 1999 was $75,000, compared to $60,000 for the same period in 1998.

     Other Income. Other income for the three months ended March 31, 1999 amounted to $1,000,000, an increase of $3,000 or 0.3% compared to the three months ended March 31, 1998. Net gains on sale of loans decreased $53,000 or 11.6%. Net gains on sale of investment securities totalled $268,000 in 1999, compared to $156,000 in 1998.

     Other Expense. Total other expense for the three months ended March 31, 1999 amounted to $3,642,000, an increase of $251,000 or 7.4%, compared to the three months ended March 31, 1998. Salaries and employee benefits increased $178,000 or 11.1%. Occupancy and equipment expense increased $53,000 or 9.1%. Other (miscellaneous) expenses increased $20,000 or 1.7%.

     Provision for Income Taxes. The provision for income taxes for the three months ended March 31, 1999 was $301,000, compared to $554,000 for the three months ended March 31, 1998. The decrease is primarily the result of additional tax-exempt income in 1999.

AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
March 31, 1999



ASSET QUALITY

         Nonperforming loans totalled $2,730,000 or 0.9% of total loans at March 31, 1999, compared to $2,960,000 or 1.0% at December 31, 1998. Nonperforming loans at March 31, 1999 consisted of nonaccrual loans totalling $1,087,000, 90 day delinquent loans of $1,318,000, and restructured loans aggregating $325,000. Other real estate held totalled $346,000 at March 31, 1999, compared to $183,000 at December 31, 1998.

CAPITAL RESOURCES

         Stockholders' equity totalled $36,345,000 at March 31, 1999. The Company's risk-based capital ratio was 16.1%, of which 15.0% constituted common stockholder equity, while the risk-based capital ratio for the Company's bank subsidiary, Wheeling National Bank, was 14.7%, with common stockholders' equity of 13.7%. At March 31, 1999 the Company's leverage capital ratio was 7.6%, while the leverage ratio for Wheeling National Bank was 7.0%.

YEAR 2000 COMPLIANCE

        The Company may be exposed to potential losses due to business interruption or errors which could result if any of its computer systems are not modified to ensure that dates beginning in January, 2000 are not misinterpreted by the system as January, 1900. This is commonly referred to as the Year 2000 Issue. A number of computer systems which are affected by Year 2000 are utilized by the Company to operate its day-to-day business.

        Management has established a task force to develop and maintain a Year 2000 Compliance Plan. The Company's Year 2000 Compliance Plan has been prepared in accordance with the Federal Financial Institutions Examination Council ("FFIEC") guidelines on Year 2000 Compliance and involves the following five phases: awareness, assessment, renovation, validation and implementation. To date, the Company has completed the awareness, assessment and renovation phases of the Year 2000 Compliance Plan.

        The validation/testing phase of mission critical third party hardware and software systems required by the FFIEC has been completed, noting no Year 2000 compliance issues. The Company is expected to complete the Year 2000 project no later than June 30, 1999.

        The Company has contacted large commercial customers and significant suppliers to determine their capability to resolve the Year 2000 issues and attain compliance. Risk ratings have been assigned to customers and suppliers. Further contact will occur based on survey results.

        The Company has prepared general contingency plans to address unforeseen Year 2000 issues. Contingency plans will be continuously monitored and updated as conditions change throughout 1999 and into the Year 2000.

        The Company has estimated that direct costs for Y2K compliance will not be material.

        Y2K problems which are inherent in the regional, national and global banking and payments system are expected to be brought into compliance, but are completely beyond the Company's control.

AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
March 31, 1999




                                              Three months ended March 31,
                                              1999                   1998
                                        ----------------       ---------------
                                         Average  Yield/      Average     Yield/
                                         Balance   Rate       Balance      Rate
INTEREST EARNING ASSETS                  (000's)              (000's)
 Loans
  Commercial........................    $121,725    8.57%     $ 95,206     9.11%
  Real estate.......................     135,878    8.14       141,910     8.33
  Installment-net..................       47,714    8.39        49,481     8.42
                                        --------              --------
   Total loans   ...................     305,317    8.50       286,597     8.80
 Investment securities
  Taxable...........................     247,215    6.08       181,246     6.44
  Tax-exempt.......................       47,244    4.62         1,089     8.37
                                        --------             ---------
   Total investment securities   ...     294,459    5.84       182,335     6.45
 Other short-term investments......        9,007    5.48         4,207     7.74
                                        --------             ---------
    Total interest earning assets...    $608,784    7.17      $473,139     7.88
                                        ========              ========
INTEREST BEARING LIABILITIES
  Deposits
   NOW, Savings and MMDA.............   $118,016    2.26%     $120,130     2.63%
   Time.............................     274,184    5.51       218,797     5.58
                                       ---------              --------
    Total deposits..................     392,200    4.53       338,927     4.54
  Short-term borrowings.............     153,315    4.92        85,766     5.46
  Long-term debt....................      12,659    8.71         1,955    10.17
                                       ---------              --------
    Total interest
        bearing liabilities..........   $558,173    4.74      $426,648     4.75
                                        ========              ========

MARGIN ANALYSIS
 (as a % of earning assets)
 Interest income....................                7.17%                  7.88%
 Interest expense....................               4.34                   4.28
                                                    ----                   ----
 Net interest income................                2.83%                  3.60%
                                                    ====                   ====

Averages stated are month end average balances. Installment loans are stated net of unearned income. Average loans include nonaccrual loans. Yields do not reflect tax equivalent adjustments.

AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
March 31, 1999


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

            Quantitative and qualitative disclosures about market risk are presented at December 31, 1998 in Item 7a of the Company's Annual Report on Form 10-K filed with the SEC on March 31, 1999. Management believes there have been no material changes in the Company's market risk since December 31, 1998.


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



                                                       AMERICAN BANCORPORATION
                                                            (Registrant)


Date       May 14, 1999                                   /s/ Jeremy C. McCamic
    ----------------------------                       ------------------------
                                                         Jeremy C. McCamic
                                                         Chairman and
                                                         Chief Executive Officer


Date        May 14, 1999                                  /s/ Brent E. Richmond
     ----------------------------                       ------------------------
                                                         Brent E. Richmond
                                                         Executive Vice
                                                         President and
                                                         Chief Operating Officer


Date          May 14, 1999                               /s/ Jeffrey A. Baran
     ------------------------------                    -------------------------
                                                         Jeffrey A. Baran
                                                         Chief Financial Officer