Form 10-Q
period 1999-06-30
AMERICAN BANCORPORATION /WV/
filed 1999-08-16
CIK 4570

FORM 10-Q QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the period ended                                          June 30, 1999
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

        July 2, 1999: 3,129,674 shares of Common stock without par value


                                                  Number of pages comprising
                                                  this report. . . . . . 13

AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
June 30, 1999




TABLE OF CONTENTS

Part I       FINANCIAL INFORMATION
Item  1      Financial Statements
                 Condensed Consolidated Balance Sheet...................      3
                 Condensed Consolidated Statement of Income.............      4
                 Condensed Consolidated Statement of
                           Cash Flows...................................      5
                 Condensed Consolidated Statement of
                           Changes in Stockholders' Equity..............      6
             Notes to the Financial Statements..........................      6
Item  2      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...................      7
Item 3       Quantitative and Qualitative Disclosures about Market Risk...   12


Part II      OTHER INFORMATION
Item  1          Legal Proceedings........................................  None
Item  2          Changes in Securities....................................  None
Item  3          Defaults Upon Senior Securities..........................  None
Item  4          Submission of Matters to a
                             Vote of Security Holders.....................    12
Item  5          Other Information........................................  None
Item  6          Exhibits and Reports on Form 8-K.........................  None

SIGNATURES                                                                    13

AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
June 30, 1999

                                       American Bancorporation and Subsidiaries

CONSOLIDATED BALANCE SHEET
                                                                      June 30,        December 31,
                                                                1999             1998            1998
                                                           -------------    -------------   -------------

ASSETS
Cash and due from banks ................................   $  10,321,225    $  13,568,912   $  12,316,176
Interest bearing deposits in other banks ...............         257,794          145,488            --
Federal funds sold .....................................       4,877,025       16,050,025      17,747,025
Investment securities available for sale ...............     306,669,719      214,865,641     263,827,239
Loans, net of unearned income ..........................     332,826,797      289,814,672     300,621,884
  Less allowance for loan losses .......................       3,068,302        3,179,566       3,042,269
                                                           -------------    -------------   -------------
                                                             329,758,495      286,635,106     297,579,615
Premises and equipment - net ...........................       9,641,827        9,854,463       9,735,582
Accrued interest receivable ............................       4,291,154        2,902,199       3,393,337
Excess of cost over net assets purchased ...............       1,494,562        1,801,202       1,633,464
Other assets ...........................................      10,658,433        5,354,541       5,173,024
                                                           -------------    -------------   -------------
     TOTAL ASSETS ......................................   $ 677,970,234    $ 551,177,577   $ 611,405,462
                                                           =============    =============   =============

LIABILITIES
 Deposits
   Non-interest bearing ................................   $  39,336,873    $  35,818,702   $  39,497,617
   Interest bearing ....................................     393,944,304      376,773,483     391,742,578
                                                           -------------    -------------   -------------
       TOTAL DEPOSITS ..................................     433,281,177      412,592,185     431,240,195
 Borrowed funds ........................................     193,281,312       84,096,093     123,891,183
 Accrued interest payable ..............................       2,426,190        2,272,457       2,306,854
 Other liabilities .....................................       4,217,142        4,391,546       4,858,495
 Long-term debt ........................................           4,010           18,179          11,242
 Company obligated mandatorily redeemable trust
 preferred securities of subsidiary trust holding solely
 junior subordinated debentures of the Company .........      12,650,000       12,650,000      12,650,000
                                                           -------------    -------------   -------------
    TOTAL LIABILITIES ..................................     645,859,831      516,020,460     574,957,969

STOCKHOLDERS' EQUITY
  Preferred stock ......................................            --               --              --
  Common stock without par value, stated value $2.50,
   authorized 6,500,000 shares, issued and
   outstanding 3,129,674 ...............................       7,824,185        7,824,185       7,824,185
  Additional paid-in capital ...........................      10,301,982       10,301,982      10,301,982
  Retained earnings ....................................      20,123,474       16,676,372      18,430,141
 Accumulated other comprehensive income
      (loss), net of income tax ........................      (6,139,238)         354,578        (108,815)
                                                           -------------    -------------   -------------
    TOTAL STOCKHOLDERS' EQUITY .........................      32,110,403       35,157,117      36,447,493
                                                           -------------    -------------   -------------
    TOTAL LIABILITIES AND
              STOCKHOLDERS' EQUITY .....................   $ 677,970,234    $ 551,177,577   $ 611,405,462
                                                           =============    =============   =============

AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
June 30, 1999


                                        American Bancorporation and Subsidiaries

CONSOLIDATED STATEMENT OF INCOME

                                   Quarter ended June 30,     Six Months ended June 30,
                                      1999         1998          1999          1998

INTEREST INCOME
 Loans............................$ 6,864,668  $ 6,377,452   $13,350,683   $12,683,363
 Investment securities
  Taxable interest income.........  3,933,458    3,324,760     7,689,465     6,242,487
  Non-taxable interest income....     702,216       23,243     1,248,095        46,014
                                 ------------  -----------    ----------   -----------
                                    4,635,674    3,348,003     8,937,560     6,288,501
 Short-term investments..........     115,119      248,639       238,492       330,084
                                 ------------   ----------   -----------   -----------
   Total interest income........   11,615,461    9,974,094    22,526,735    19,301,948

INTEREST EXPENSE
 Deposits.......................    4,336,205    4,321,546     8,781,731     8,164,638
 Borrowed funds.................    2,625,851    1,442,842     4,787,877     2,664,278
                                 ------------   ----------   -----------  ------------
   Total interest expense........   6,962,056    5,764,388    13,569,608    10,828,916
                                 ------------   ----------   -----------  ------------
     NET INTEREST INCOME.........   4,653,405    4,209,706     8,957,127     8,473,032
PROVISION FOR LOAN LOSSES.........     75,000       60,000       150,000       120,000
                                 ------------   ----------   -----------  ------------
 Net interest income after
    provision for loan losses....   4,578,405    4,149,706     8,807,127     8,353,032
OTHER INCOME
 Service charges on
    deposit accounts.............     244,179      172,922       416,444       339,902
 Securities gains................      75,155      330,809       342,967       486,809
 Net gains on sale of loans......     440,763      474,064       846,529       933,119
 Insurance commissions...........      23,906       23,282        42,950        43,430
 Other income....................     173,926      193,403       308,679       387,634
                                   ----------   ----------    ----------    ----------
   Total other income............     957,929    1,194,480     1,957,569     2,190,894
OTHER EXPENSE
 Salaries and employee benefits..   1,698,839    1,594,150     3,471,633     3,189,265
 Occupancy and equipment expense.     647,939      617,496     1,281,631     1,198,451
 Other expenses..................   1,453,337    1,374,983     2,689,201     2,590,689
                                   ----------   ----------    ----------    ----------
   Total other expense...........   3,800,115    3,586,629     7,442,465     6,978,405
                                   ----------   ----------    ----------    ----------
INCOME BEFORE INCOME TAXES.......   1,736,219    1,757,557     3,322,231     3,565,521
PROVISION FOR INCOME TAXES.......     388,604      470,556       689,996     1,025,013
                                   ----------   ----------   -----------    ----------
NET INCOME....................... $ 1,347,615  $ 1,287,001  $  2,632,235  $  2,540,508
                                  ===========  ===========  ============  ============


  Average Shares Outstanding......  3,129,674    3,129,674     3,129,674     3,129,674

    BASIC EARNINGS PER SHARE......$      0.43  $      0.41  $       0.84  $       0.81


AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
June 30, 1999

                                 American Bancorporation and Subsidiaries


CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                     Six months ended June 30,
                                                                                      1999                1998

Operating Activities:
  Net Income ................................................................   $   2,632,235    $   2,540,508
  Adjustments to reconcile net income to net cash from operating activities:
  Depreciation ..............................................................         436,015          418,804
  Amortization of intangibles ...............................................         138,902          167,738
  Net amortization of premium on investment securities ......................         626,325          376,701
  Provision for loan losses .................................................         150,000          120,000
  Net gain on sale of investment securities .................................        (342,967)        (486,809)
  Net gain on sale of loans .................................................        (846,529)        (933,119)
  Net increase in accrued interest receivable ...............................        (897,817)        (188,959)
  Net increase in accrued interest payable ..................................         119,336          489,789
  Real estate mortgage loans originated for sale ............................     (30,093,453)     (32,392,348)
  Proceeds from sale of real estate mortgage loans ..........................      29,920,693       31,531,550
  Net increase in other assets ..............................................      (1,219,901)        (575,478)
  Net increase (decrease) in other liabilities ..............................        (641,353)         169,509
  Net decrease from other operating activities ..............................        (349,226)        (184,441)
                                                                                -------------    -------------
        Net cash provided (used) by operating activities ....................        (367,740)       1,053,445
Investing Activities:
  Investment securities available for sale:
      Proceeds from maturities and repayments ...............................      51,687,759       70,163,289
      Proceeds from sales ...................................................      37,727,462        5,886,214
      Purchases .............................................................    (142,487,764)    (122,098,505)
   Change in loans, net of real estate mortgage loans originated for sale ...     (31,309,591)      (1,554,477)
   Purchase of premises and equipment .......................................        (342,260)        (203,890)
   Proceeds from sale of premises and equipment .............................            --              1,000
                                                                                -------------    -------------
       Net cash used by investing activities ................................     (84,724,394)     (47,806,369)
Financing Activities:
   Net increase (decrease) in non-interest
      bearing demand deposits ...............................................        (160,744)       2,305,990
   Net increase in interest bearing demand and savings deposits .............       3,385,938          201,300
   Net increase (decrease) in time deposits .................................      (1,184,212)      54,350,563
   Net increase (decrease) in borrowed funds ................................      69,390,129       (3,478,059)
   Issuance (principal repayment) of long-term debt .........................          (7,232)      10,477,470
   Cash dividends paid ......................................................        (938,902)        (782,419)
                                                                                -------------    -------------
        Net cash provided by financing activities ...........................      70,484,975       63,074,845
                                                                                -------------    -------------

  Net Increase (Decrease) in Cash and Cash Equivalents ......................     (14,607,157)      16,321,921

Cash and Cash Equivalents Beginning Balance .................................      30,063,201       13,442,504
                                                                                -------------    -------------
Cash and Cash Equivalents Ending Balance ....................................   $  15,456,044    $  29,764,425
                                                                                =============    =============


AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
June 30, 1999

                                       American Bancorporation and Subsidiaries


CONSOLIDATED  STATEMENT OF  STOCKHOLDERS'  EQUITY
Six months ended June 30, 1999 and 1998
                                                       1999             1998
                                                      --------       ---------
Balance at January 1, ..........................   $ 36,447,493    $ 33,693,846
Comprehensive results:
   Net Income ..................................      2,632,235       2,540,508
   Other comprehensive income (loss), net of tax     (5,818,250)        (79,172)
   Reclassification adjustment, net of tax .....       (212,173)       (168,701)
                                                   ------------    ------------
    Total comprehensive results ................     (3,398,188)      2,292,635
   Dividends declared ($0.30 per share 1999,
      $0.265 per share 1998) ...................       (938,902)       (829,364)
                                                   ------------    ------------
Balance at June 30, ............................   $ 32,110,403    $ 35,157,117
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

AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
June 30, 1999

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

SUMMARY
     American Bancorporation (the "Company") recognized net income of $2,632,000 or $0.84 basic earnings per share, for the six months ended June 30, 1999, compared to net income of $2,541,000 or $0.81 basic earnings per share, for the six months ended June 30, 1998. Return on average assets and return on average equity were 0.80% and 14.75%, respectively, for the six months ended June 30, 1999 compared to 0.97% and 14.61%, respectively, for the six months ended June 30, 1998.

     Total assets at June 30, 1999 increased to $677,970,000, from $551,178,000 at June 30, 1998, an increase of 23.0%. Deposits increased to $433,281,000 at June 30, 1999, from $412,592,000 at June 30, 1998, an increase of 5.0%. Total stockholders' equity was $32,110,000 at June 30, 1999, which represents an 8.7% decrease over total stockholders' equity of $35,157,000 at June 30, 1998.


RESULTS OF OPERATIONS
       SIX MONTH COMPARISON

     Net Income. Net income for the six months ended June 30, 1999 amounted to $2,632,000, or $0.84 basic earnings per share, compared to net income of $2,541,000 or $0.81 basic earnings per share, for the six months ended June 30, 1998. The increase was the result of an increase in net interest income and a decrease in income taxes which was partially offset by increases in other expense and provision for loan losses and a decrease in other income.

     Net Interest Income. Net interest income before provision for loan losses for the six months ended June 30, 1999 amounted to $8,957,000, an increase of $484,000 or 5.7%, compared to the six months ended June 30, 1998. The increase resulted primarily from a $127,215,000 or 25.6% increase in average interest earning assets which was partially offset by a 46 basis point decrease in the Company's margin.

     Total interest income for the six months ended June 30, 1999 amounted to $22,527,000 an increase of $3,225,000 or 16.7%, compared to the six months ended June 30, 1998. The increase resulted primarily from the increase in the average interest earning assets which was partially offset by a 48 basis point decrease in the average yield on earning assets. Average loans outstanding increased $26,606,000 or 9.2% with average commercial loans increasing $30,428,000 or 31.7%, while average real estate loans decreased $3,667,000 or 2.6% and average consumer installment loans decreased $155,000 or 0.3%. The average yield on loans decreased from 8.80% in 1998 to 8.48% in 1999. Average investment securities and other short-term investments outstanding increased $100,609,000 or 48.3% while the average yield decreased from 6.35% in 1998 to 6.10% in 1999.

AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
June 30, 1999


     Total interest expense for the six months ended June 30, 1999 amounted to $13,570,000, an increase of $2,741,000 or 25.3% , compared to the six months ended June 30, 1998. The increase resulted primarily from a $124,769,000 or 27.7% increase in the average volume of interest bearing liabilities which was partially offset by a 10 basis point decrease in interest rates paid on such liabilities. Average NOW, money market and savings accounts decreased $1,572,000 or 1.3%. Average time deposits increased $40,178,000 or 17.3%, primarily the result of increased marketing efforts. Average noninterest bearing accounts increased $3,550,000 or 9.5% and represented 8.7% of average total deposits for the six months ended June 30, 1999. Average borrowed funds increased $80,818,000 or 90.7% , while the average rate paid on borrowed funds decreased from 5.40% in 1998 to 4.99% in 1999.

     Provision for Loan Losses. The loan loss provision for the six months ended June 30, 1999 was $150,000, compared to $120,000 for the same period in 1998.

     Other Income. Other income for the six months ended June 30, 1999 amounted to $1,958,000, a decrease of $233,000 or 10.6%. Net gains on sale of loans decreased $87,000 or 10.2%. Net gain on sale of investment securities totalled $343,000 in 1999, compared to $487,000 in 1998.

     Other Expense. Total other expense for the six months ended June 30, 1999 amounted to $7,442,000, an increase of $464,000 or 6.6%, compared to the six months ended June 30, 1998. Salaries and employee benefits increased $282,000 or 8.9%. Occupancy and equipment expense increased $83,000 or 6.9%. Other (miscellaneous) expenses increased $99,000 or 3.8%.

     Provision for Income Taxes. The provision for income taxes for the six months ended June 30, 1999 was $690,000, compared to $1,025,000 for the six months ended June 30, 1998. The decrease is primarily the result of additional tax exempt income in 1999.


RESULTS OF OPERATIONS
     QUARTER COMPARISON

     Net Income. Net income for the quarter ended June 30, 1999 amounted to $1,348,000, compared to net income of $1,287,000 for the quarter ended June 30, 1998. The increase was the result of an increase in net interest income and a decrease in income taxes which was partially offset by increases in other expense and provision for loan losses and a decrease in other income.

     Net Interest Income. Net interest income before provision for loan losses for the quarter ended June 30, 1999 amounted to $4,653,000, an increase of $444,000 or 10.5%, compared to the quarter ended June 30, 1998. The increase resulted primarily from a $118,785,000 or 22.9% increase in average interest earning assets which was partially offset by a 33 basis point decrease in the Company's margin .

     Total interest income for the quarter ended June 30, 1999 amounted to $11,615,000, an increase of $1,641,000 or 16.5% , compared to the same period in 1998. The increase resulted primarily from the increase in the average volume of earning assets which was partially offset by a 39 basis point decrease in the average yield on earning assets. Average loans outstanding increased $34,493,000 or 11.9%. Average commercial loans increased $34,337,000 or 35.5%, average consumer installment loans increased $1,458,000 or 2.9% while average real estate loans decreased $1,302,000 or 0.9%. The average yield on loans decreased from 8.81% in 1998 to 8.47% in 1999.

AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
June 30, 1999



Average investment securities and other short-term investments outstanding increased $84,293,000 or 36.6% and the average yield decreased from 6.25% in 1998 to 6.04% in 1999.

     Total interest expense for the quarter ended June 30, 1999 amounted to $6,962,000, an increase of $1,198,000 or 20.8%, compared to the quarter ended June 30, 1998. The increase resulted primarily from an $118,012,000 or 25.0% increase in the average volume of interest bearing liabilities which was partially offset by a 17 basis point decrease in interest rates paid on such liabilities.

     Provision for Loan Losses. The loan loss provision for the quarter ended June 30, 1999 was $75,000, compared to $60,000 for same period in 1998.

      Other Income. Other income amounted to $958,000 for the quarter ended June 30, 1999, compared to $1,194,000 for the quarter ended June 30, 1998. Net gains on sale of loans decreased $33,000 or 7.0%. Net gain on sale of investment securities totalled $75,000 for the quarter ended June 30, 1999 compared to $331,000 for the same period in 1998.

     Other Expense. Total other expense for the quarter ended June 30, 1999 amounted to $3,800,000, an increase of $213,000 or 6.0%, compared to the same period in 1998. Salaries and employee benefits increased $105,000 or 6.6%. Occupancy and equipment expense increased $30,000 or 4.9%. Other (miscellaneous) expenses increased $78,000 or 5.7%.

       Provision for Income Taxes. The provision for income taxes for the quarter ended June 30, 1999 was $389,000, compared to $471,000 for the quarter ended June 30, 1998. The decrease is primarily the result of additional tax-exempt income in 1999.


ASSET QUALITY

     Nonperforming loans totalled $2,568,000 or 0.8% of total loans at June 30, 1999, compared to $2,960,000 or 1.0% at December 31, 1998. Nonperforming loans at June 30, 1999 consisted of nonaccrual loans totalling $1,151,000, 90 day delinquent loans of $1,106,000, and restructured loans aggregating $311,000. Other real estate held totalled $533,000 at June 30, 1999, compared to $183,000 at December 31, 1998.

CAPITAL RESOURCES

       Stockholders' equity totalled $32,110,000 at June 30, 1999. The Company's risk-based capital ratio was 15.2%, of which 14.3% constituted common stockholder equity, while the risk-based capital ratio for the Company's bank subsidiary, Wheeling National Bank, was 14.1%, with common stockholder equity of 13.3%. At June 30, 1999 the Company's leverage capital ratio was 7.4%, while the leverage ratio for Wheeling National Bank was 6.9%.

AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
June 30, 1999



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

     Management has established a task force to develop and maintain a Year 2000 Compliance Plan. The Company's Year 2000 Compliance Plan has been prepared in accordance with the Federal Financial Institutions Examination Council ("FFIEC") guidelines on Year 2000 Compliance and involves the following five phases: awareness, assessment, renovation, validation and implementation. The Company has completed all phases of the Y2K Compliance Plan.

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

AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
June 30, 1999


                                      Three months ended June 30,            Six months ended June 30,
                                          1999              1998             1999             1998
                                   Average   Yield/  Average   Yield/   Average  Yield/ Average   Yield/
                                    Balance   Rate    Balance   Rate     Balance  Rate   Balance   Rate

INTEREST EARNING ASSETS              (000's)           (000's)            (000's)         (000's)
 Loans
  Commercial ....................   $131,154   8.78%  $ 96,817   9.28%  $126,439  8.68% $ 96,012    9.19%
  Real estate ...................    141,557   7.86    142,859   8.28    138,718  8.00   142,384    8.30
  Installment-net ...............     51,483   8.28     50,025   8.44     49,599  8.33    49,753    8.43
                                  ----------          --------           -------        --------
   Total loans ..................    324,194   8.47    289,701   8.81    314,756  8.48   288,149    8.80
 Investment securities
  Taxable .......................    248,453   6.33    214,007   6.21    247,834  6.21   197,626    6.32
  Tax-exempt ....................     57,420   4.89      1,143   8.13     52,332  5.72     1,116    8.25
                                  ----------          --------           -------         -------
   Total investment securities ..    305,873   6.06    215,150   6.22    300,166  6.12   198,742    6.33
 Other short-term investments ...      8,543   5.39     14,974   6.64      8,775  5.44     9,591    6.88
                                  ----------          --------           -------          ------
    Total interest earning assets   $638,610   7.28   $519,825   7.67   $623,697  7.30  $496,482    7.78
                                  ==========          ========          ========        ========
INTEREST BEARING LIABILITIES
  Deposits
   NOW, Savings and MMDA ........   $120,534   2.27%  $121,565   2.70%  $119,275  2.26% $120,847    2.67%
   Time .........................    271,070   5.39    246,101   5.69    272,627  5.45   232,449    5.64
                                   ---------          --------         ---------        --------
    Total deposits ..............    391,604   4.43    367,666   4.70    391,902  4.48   353,296    4.62
 Borrowed funds .................    186,563   5.04     92,475   5.35    169,939  4.99    89,121    5.40
  Long-term debt ................     12,655   8.71     12,669   6.51     12,657  8.71     7,312    7.00
                                    --------          --------          ---------       --------
    Total interest
        bearing liabilities .....   $590,822   4.71   $472,810   4.88   $574,498  4.72  $449,729    4.82
                                    ========          ========          ========        ========

MARGIN ANALYSIS
 (as a % of earning assets)
 Interest income ................              7.28%             7.67%            7.30%             7.78%
 Interest expense ...............              4.37              4.43             4.35              4.37
                                              -----             -----            -----              ----
 Net interest income ............              2.91%             3.24%            2.95%             3.41%
                                              =====             =====            =====              ====




Averages stated are month end average balances. Installment loans are stated net of unearned income. Average loans include nonaccrual loans. Yields do not reflect tax equivalent adjustments.

AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
June 30, 1999

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

            Management is responsible for monitoring and limiting the Company's exposure to interest rate risk within established guidelines while maximizing net interest income. During the first half of 1999, the Company's interest rate risk position grew more liability sensitive. The change in position resulted primarily from the purchase of fixed-rate securities funded by short-term FHLB borrowings.

            Quantitative and qualitative disclosures about market risk are presented at December 31, 1998 in Item 7a. of the Company's Annual Report on Form 10-K, filed with the SEC on March 31, 1999.

Part II.   OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Securities Holders

            The Annual Meeting of Shareholders was held May 19, 1999. Proxies were solicited pursuant to Regulation 14 of the 1934 Act. Shares represented in person or by proxy totalled 2,557,659 or 81.72% of the shares then outstanding. Shareholders approved by affirmative vote the following proposals:

            1. To fix the number of positions for director at 10, with 2 vacancies that may be filled by the Board of Directors:

                              Vote For: 2,535,107 Against: 21,264 Abstain: 1,288

            2.       To elect Abigail M.  Feinknopf,  Jay T. McCamic and Jeffrey
                     W. McCamic directors for a three year term and to elect John J. Malik, Jr. director for a one year term.

                                            Vote For  Vote Withheld     Abstain
             Abigail M. Feinknopf ........   2,516,017      41,642           0
             Jay T. McCamic ..............   2,349,920     207,739           0
             Jeffrey W. McCamic ..........   2,349,920     207,731           0
             John J. Malik, Jr ...........   2,513,325      44,334           0

          Continuing in the position of director were the following:

                                                 Term Expiring
                   Jeremy C. McCamic                  2000
                   Jolyon W. McCamic                  2000
                   Jack O. Cartner                    2001
                   Paul W. Donahie                    2001


Item  6.  Exhibits and Reports on Form 8-K

         B. Reports on Form 8-K:

              Date                 Item             Description
            None

AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
June 30, 1999


                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        AMERICAN BANCORPORATION
                                                              (Registrant)

Date    8/16/99                                        /s/ Jeremy C. McCamic
                                                         Jeremy C. McCamic
                                                         Chairman and
                                                         Chief Executive Officer


Date    8/16/99                                       /s/ Brent E. Richmond
                                                         Brent E. Richmond
                                                         Chief Operating Officer


Date    8/16/99                                       /s/ Jeffrey A. Baran
                                                         Jeffrey A. Baran
                                                         Chief Financial Officer