Form 10-Q
period 1999-09-30
AMERICAN BANCORPORATION /WV/
filed 1999-11-15
CIK 4570

FORM 10-Q QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the period ended                  September 30, 1999
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

                                                                   Yes  X   No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       October 4, 1999: 3,129,674 shares of Common stock without par value


                                                   Number of pages comprising
                                                   this report. .. . . . .  13

AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
September 30, 1999




TABLE OF CONTENTS

Part I       FINANCIAL INFORMATION
Item  1      Financial Statements
                 Condensed Consolidated Balance Sheets......................   3
                 Condensed Consolidated Statements of Income................   4
                 Condensed Consolidated Statements of
                           Cash Flows.......................................   5
                 Condensed Consolidated Statements of
                           Changes in Stockholders' Equity..................   6
             Notes to the Consolidated Financial Statements.................   6
Item  2      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.......................   7
Item 3       Quantitative and Qualitative Disclosures about Market Risk.....  12


Part II      OTHER INFORMATION
Item  1          Legal Proceedings........................................  None
Item  2          Changes in Securities and Use of Proceeds................  None
Item  3          Defaults Upon Senior Securities..........................  None
Item  4          Submission of Matters to a
                             Vote of Security Holders.....................  None
Item  5          Other Information........................................  None
Item  6          Exhibits and Reports on Form 8-K.......................... None

SIGNATURES             13

AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
September 30, 1999



CONDENSED CONSOLIDATED BALANCE SHEETS
                                                             September 30,            December 31,
                                                         1999             1998            1998
                                                    -------------    -------------   -------------

ASSETS
Cash and due from banks .........................   $   9,707,643    $  15,407,875   $  12,316,176
Interest bearing deposits in other banks ........         173,866          274,004            --
Federal funds sold ..............................       2,556,025        6,178,025      17,747,025
Investment securities available for sale ........     311,206,707      226,533,508     263,827,239
Loans, net of unearned income ...................     356,175,901      297,794,837     300,621,884
  Less allowance for loan losses ................       3,046,300        3,090,281       3,042,269
                                                    -------------    -------------   -------------
                                                      353,129,601      294,704,556     297,579,615
Premises and equipment - net ....................       9,670,676        9,758,214       9,735,582
Accrued interest receivable .....................       4,346,378        3,198,708       3,393,337
Excess of cost over net assets purchased ........       1,425,110        1,717,333       1,633,464
Other assets ....................................      11,504,542        5,401,010       5,173,024
                                                    -------------    -------------   -------------
     TOTAL ASSETS ...............................   $ 703,720,548    $ 563,173,233   $ 611,405,462
                                                    =============    =============   =============

LIABILITIES
 Deposits
   Non-interest bearing .........................   $  39,106,678    $  34,890,606   $  39,497,617
   Interest bearing .............................     393,666,003      382,499,946     391,742,578
                                                    -------------    -------------   -------------
       TOTAL DEPOSITS ...........................     432,772,681      417,390,552     431,240,195
 Borrowed funds .................................     221,935,096       88,921,787     123,891,183
 Accrued interest payable .......................       2,342,338        2,261,983       2,306,854
 Other liabilities ..............................       3,421,420        5,484,053       4,858,495
 Long-term debt .................................            --             14,764          11,242
 Guaranteed preferred beneficial interest in
    subordinated debt ...........................      12,650,000       12,650,000      12,650,000
                                                    -------------    -------------   -------------
    TOTAL LIABILITIES ...........................     673,121,535      526,723,139     574,957,969

STOCKHOLDERS' EQUITY
  Preferred stock ...............................            --               --              --
  Common stock without par value, stated value
   $2.50, authorized 6,500,000 shares, issued and
   outstanding 3,129,674 ........................       7,824,185        7,824,185       7,824,185
  Additional paid-in capital ....................      10,301,982       10,301,982      10,301,982
  Retained earnings .............................      21,005,172       17,553,511      18,430,141
 Accumulated other comprehensive income
        (loss), net of income tax ...............      (8,532,326)         770,416        (108,815)
                                                    -------------    -------------   -------------
    TOTAL STOCKHOLDERS' EQUITY ..................      30,599,013       36,450,094      36,447,493
                                                    -------------    -------------   -------------
    TOTAL LIABILITIES AND
              STOCKHOLDERS' EQUITY ..............   $ 703,720,548    $ 563,173,233   $ 611,405,462
                                                    =============    =============   =============

AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
September 30, 1999


CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                          Three Months Ended          Nine Months Ended
                                              September 30,               September 30,
                                          1999          1998          1999          1998

 INTEREST INCOME
 Loans .............................   $ 7,407,169   $ 6,517,169   $20,757,852   $19,200,532
 Investment securities
  Taxable interest income ..........     4,110,312     3,496,296    11,799,777     9,738,783
  Non-taxable interest income ......       761,841        89,346     2,009,936       135,360
                                        -----------   -----------   -----------   ------------
                                         4.872,153     3,585,642    13,809,713     9,874,143
 Short-term investments ............        59,365       259,443       297,857       589,527
                                        -----------   -----------   -----------   ------------
   Total interest income ...........    12,338,687    10,362,254    34,865,422    29,664,202

INTEREST EXPENSE
 Deposits ..........................     4,398,073     4,713,715    13,179,804    12,878,353
 Borrowed funds ....................     3,184,231     1,519,812     7,972,108     4,184,090
                                       -----------   -----------   ------------  ------------
   Total interest expense ..........     7,582,304     6,233,527    21,151,912    17,062,443
                                       -----------   -----------   ------------  ------------
     NET INTEREST INCOME ...........     4,756,383     4,128,727    13,713,510    12,601,759
PROVISION FOR LOAN LOSSES ..........       120,000        60,000       270,000       180,000
                                       -----------   -----------   -----------   ------------
 Net interest income after
    provision for loan losses ......     4,636,383     4,068,727    13,443,510    12,421,759
OTHER INCOME
 Service charges on deposit accounts       242,828       190,551       659,272       530,453
 Securities gains ..................          --         141,250       342,967       628,059
 Net gains on sale of loans ........       400,166       807,108     1,246,695     1,740,227
 Insurance commissions .............        19,847        21,483        62,797        64,913
 Other income ......................       155,646       234,910       464,325       622,544
                                       -----------   -----------   ------------   ----------
   Total other income ..............       818,487     1,395,302     2,776,056     3,586,196
OTHER EXPENSE
 Salaries and employee benefits ....     1,669,785     1,675,214     5,141,418     4,864,479
 Occupancy and equipment expense ...       657,373       610,675     1,939,004     1,809,126
 Other expenses ....................     1,384,816     1,363,619     4,074,017     3,954,308
                                       -----------   -----------   ------------   ----------
   Total other expense .............     3,711,974     3,649,508    11,154,439    10,627,913
                                       -----------   -----------   ------------   ----------
INCOME BEFORE INCOME TAXES .........     1,742,896     1,814,521     5,065,127     5,380,042
PROVISION FOR INCOME TAXES .........       391,747       499,228     1,081,743     1,524,241
                                       -----------   -----------   ------------   ----------
NET INCOME .........................   $ 1,351,149   $ 1,315,293   $ 3,983,384   $ 3,855,801
                                       ===========   ===========   ===========   ============

  Average Shares Outstanding .......     3,129,674     3,129,674     3,129,674     3,129,674

    BASIC EARNINGS PER SHARE .......   $      0.43   $      0.42   $      1.27   $      1.23

AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
September 30, 1999



CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Nine months ended September 30,
                                                                                    1999              1998

 Operating Activities:
  Net Income ...............................................................   $   3,983,384    $   3,855,801
  Adjustments to reconcile net income to net cash from operating activities:
    Depreciation ...........................................................         662,160          640,173
    Amortization of intangibles ............................................         208,354          251,607
    Net amortization of premium on investment securities ...................         819,775          545,424
    Provision for loan losses ..............................................         270,000          180,000
    Net gain on sale of investment securities ..............................        (342,967)        (628,059)
    Net gain on sale of loans ..............................................      (1,246,695)      (1,740,227)
    Net increase in accrued interest receivable ............................        (953,041)        (484,468)
    Net increase in accrued interest payable ...............................          35,484          479,315
    Real estate mortgage loans originated for sale .........................     (82,838,353)     (96,556,664)
    Proceeds from sale of real estate mortgage loans .......................      81,672,625       91,166,521
    Net (increase) decrease in other assets ................................        (616,269)        (586,684)
    Net increase (decrease) in other liabilities ...........................      (1,437,075)         898,123
    Net decrease from other operating activities ...........................        (203,576)        (219,705)
                                                                               -------------    -------------
         Net cash provided (used) by operating activities ..................          13,806       (2,199,843)
Investing Activities:
    Investment securities available for sale:
         Proceeds from maturities and repayments ...........................      68,869,201      101,034,116
         Proceeds from sales ...............................................      37,727,462        6,377,464
         Purchases .........................................................    (168,388,123)    (164,376,191)
    Change in loans, net of real estate mortgage loans originated for sale .     (53,407,563)      (4,347,473)
    Purchase of premises and equipment .....................................        (597,254)        (329,010)
    Proceeds from sale of premises and equipment ...........................            --              1,000
                                                                               -------------     ------------
        Net cash used by investing activities ..............................    (115,796,277)     (61,640,094)
Financing Activities:
    Net increase (decrease) in non-interest bearing
        demand deposits ....................................................        (390,939)       1,377,894
    Net increase (decrease) in interest bearing
        demand and savings deposits ........................................       9,186,638       (4,136,850)
    Net increase (decrease) in time deposits ...............................      (7,263,213)      64,415,176
    Net increase (decrease) in borrowed funds ..............................      98,043,913        1,347,635
    Issuance (principal repayment) of long-term debt .......................         (11,242)      10,474,054
    Cash dividends paid ....................................................      (1,408,353)      (1,220,572)
                                                                               -------------    -------------
         Net cash provided by financing activities .........................      98,156,804       72,257,337
                                                                               -------------    -------------
   Net Increase (Decrease) in Cash and Cash Equivalents ....................     (17,625,667)       8,417,400

 Cash and Cash Equivalents Beginning Balance ...............................   $  30,063,201    $  13,442,504
                                                                               -------------    -------------
 Cash and Cash Equivalents Ending Balance ..................................   $  12,437,534    $  21,859,904
                                                                               =============    =============

AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
September 30, 1999





CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY Nine months ended September 30, 1999 and 1998

                                                        1999            1998

Balance at January 1, ..........................   $ 36,447,493    $ 33,693,846
Comprehensive results:
   Net Income ..................................      3,983,384       3,855,801
   Other comprehensive income (loss), net of tax     (8,211,338)        375,416
   Reclassification adjustment, net of tax .....       (212,173)       (207,451)
                                                   ------------    ------------
   Total comprehensive income (loss) ...........     (8,423,511)        167,965
   Dividends declared ($.45 per share 1999,
     $0.405 per share 1998) ....................     (1,408,353)     (1,267,518)
                                                   ------------    ------------
Balance at September 30, .......................   $ 30,599,013    $ 36,450,094
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

AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
September 30, 1999

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

SUMMARY

     American Bancorporation (the "Company") recognized net income of $3,983,000 or $1.27 basic earnings per share for the nine months ended September 30, 1999, compared to net income of $3,856,000 or $1.23 basic earnings per share for the nine months ended September 30, 1998. Return on average assets and return on average equity were 0.79% and 15.5%, respectively, for the nine months ended September 30, 1999 compared to 0.96% and 14.6%, respectively, for the nine months ended September 30, 1998.

     Total assets at September 30, 1999 increased to $703,721,000, from $563,173,000 at September 30, 1998, an increase of 25.0%. Deposits increased to $432,773,000 at September 30, 1999, from $417,391,000 at September 30, 1998, an increase of 3.7%. Total stockholders' equity was $30,599,000 at September 30, 1999, which represents a 16.1% decrease over total stockholders' equity of $36,450,000 at September 30, 1998.


RESULTS OF OPERATIONS
       NINE MONTH COMPARISON

     Net  Income.  Net income  for the nine  months  ended  September  30,  1999 amounted to $3,983,000, or $1.27 basic earnings per share, compared to $3,856,000 or $1.23 basic earnings per share for the nine months ended September 30, 1998. The increase was the result of an increase in net interest income and a decrease in income taxes which was partially offset by increases in other expense and provision for loan losses and a decrease in other income.

     Net Interest Income. Net interest income before provision for loan losses for the nine months ended September 30, 1999 amounted to $13,714,000, an increase of $1,112,000 or 8.8%, compared to the nine months ended September 30, 1998. The increase resulted primarily from a $130,274,000 or 25.7% increase in average interest earning assets which was partially offset by a 39 basis point decrease in the Company's margin.

     Total interest income for the nine months ended September 30, 1999 amounted to $34,865,000, an increase of $5,201,000 or 17.5%, compared to the same period in 1998. The increase resulted primarily from a $130,274,000 increase in the average volume of earning assets offset by a 46 basis point decrease in the average yield on earning assets. Average loans outstanding increased $36,272,000 or 12.5%. Average commercial loans increased $34,662,000 or 35.7%, and average consumer installment loans increased $2,515,000 or 5.0% while average real estate loans decreased $905,000 or 0.6%. The average yield on loans decreased from 8.82% in 1998 to 8.47% in 1999. Average investment securities and other short-term investments outstanding increased $94,002,000 or 43.3%, while the average yield decreased from 6.43% in 1998 to 6.16% in 1999.

AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
September 30, 1999

     Total interest expense for the nine months ended September 30, 1999 amounted to $21,152,000, an increase of $4,089,000 or 24.0% compared to the nine months ended September 30, 1998. The increase resulted primarily from a $130,989,000 or 28.5% increase in the average volume of interest bearing liabilities which was partially offset by a 17 basis point decrease in interest rates paid on such liabilities. Average NOW, money market and savings accounts increased $1,563,000. Average time deposits increased $27,541,000. Average noninterest bearing accounts increased $3,878,000 and represented 8.9% of average total deposits in 1999. Average borrowed funds increased $98,327,000 or 112.1% and the average rate paid on borrowed funds decreased from 5.55% in 1998 to 5.12% in 1999.

     Provision for Loan Losses. The loan loss provision for the nine months ended September 30, 1999 was $270,000 compared to $180,000 for the same period in 1998.

     Other Income. Other income for the nine months ended September 30, 1999 amounted to $2,776,000, a decrease of $810,000 or 22.6%. Net gains on sale of loans totalled $1,247,000 for the nine months ended September 30, 1998,compared to net gains of $1,740,000 for the same period in 1998 which included a $297,000 gain on the sale of the Company's credit card portfolio.

     Other Expense. Total other expense for the nine months ended September 30, 1999 amounted to $11,154,000, an increase of $527,000 or 5.0%, compared to the same period in 1998. Salaries and employee benefits increased $277,000 or 5.7%. Occupancy and equipment expense increased $130,000 or 7.2%. Other (miscellaneous) expenses increased $120,000 or 3.0%.

     Provision for Income Taxes. The provision for income taxes for the nine months ended September 30, 1999 was $1,082,000, compared to $1,524,000 for the nine months ended September 30, 1998. The decrease is primarily the result of additional tax-exempt income in 1999.


RESULTS OF OPERATIONS
     QUARTER COMPARISON

     Net Income. Net income for the quarter ended September 30, 1999 amounted to $1,351,000, compared to net income of $1,315,000 for the quarter ended September 30, 1998. The increase was the result of an increase in net interest income and a decrease in income taxes which was partially offset by increases in other expense and provision for loan losses and a decrease in other income.

     Net Interest Income. Net interest income before provision for loan losses for the quarter ended September 30, 1999 amounted to $4,756,000, an increase of $628,000 or 15.2%, compared to the quarter ended September 30, 1998. The increase resulted primarily from a $136,392,000 or 25.8% increase in average interest earning assets which was partially offset by a 26 basis point decrease in the Company's margin.

     Total interest income for the quarter ended September 30, 1999 amounted to $12,339,000, an increase of $1,976,000 or 19.1%, compared to the same period in 1998. The increase resulted primarily from a $136,392,000 or 19.1% increase in the average volume of earning assets offset by a 42 basis point decrease in the average yield on earning assets. Average loans outstanding increased $55,603,000 or 18.9%. Average commercial loans increased $43,130,000 or 43.3%, average installment loans increased $7,854,000 or 15.3%, and average real estate loans increased $4,619,000 or 3.2%. The average yield on loans decreased from 8.84% in 1998 to 8.46% in 1999. Average investment securities and other short-term investments outstanding increased $80,789,000 or 34.5%, while the average yield decreased from 6.57% in 1998 to 6.27% in 1999.

AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
September 30, 1999


       Total interest expense for the quarter ended September 30, 1999 amounted to $7,582,000, an increase of $1,349,000 or 21.6%, compared to the same period in 1998. The increase resulted primarily from a $143,428,000 or 29.8% increase in the average volume of interest bearing liabilities which was partially offset by a 33 basis point decrease in interest rates paid on such liabilities.

       Provision for Loan Losses. The loan loss provision for the quarter ended September 30, 1999 was $120,000, compared to $60,000 for the same period in 1998.

        Other Income. Other income amounted to $818,000 for the quarter ended September 30, 1999, compared to $1,395,000 for the quarter ended September 30, 1998. Net gains on sale of loans totalled $400,000 for the quarter ended September 30, 1999, compared to a net gain of $807,000 for the same period in 1998, which included a $297,000 gain on the sale of the Company's credit card portfolio. There were no gains on sale of investment securities for the quarter ended September 30, 1999, compared to net gains on $141,000 for the same period in 1998.

       Other Expense. Total other expense for the quarter ended September 30, 1999 amounted to $3,712,000, an increase of $62,000 or 1.7%, compared to the same period in 1998. Salaries and employee benefits decreased $6,000 or 0.3%. Occupancy and equipment expense increased $47,000 or 7.6%. Other (miscellaneous) expenses increased $21,000 or 1.6%.

       Provision for Income Taxes. The provision for income taxes for the quarter ended September 30, 1999 was $392,000, compared to $499,000 for the quarter ended September 30, 1998. The decrease is primarily the result of additional tax exempt income in 1999.


ASSET QUALITY

       Nonperforming loans totalled $2,720,000 or 0.8% of total loans at September 30, 1999, compared to $2,960,000 or 1.0% at December 31, 1998.
Nonperforming loans at September 30, 1999 consisted of nonaccrual loans totalling $988,000, 90 day delinquent loans of $1,466,000, and restructured loans aggregating $266,000. Other real estate held totalled $387,000 at September 30, 1999, compared to $183,000 at December 31, 1998.

CAPITAL RESOURCES

       Stockholders' equity totalled $30,599,000 at September 30, 1999. The Company's risk-based capital ratio was 14.4%, of which 13.6% constituted common stockholders' equity, while the risk-based capital ratio for the Company's bank subsidiary, Wheeling National Bank, was 13.6%, with common stockholder equity of 12.8%. At September 30, 1999 the Company's leverage capital ratio was 7.2%, while the leverage ratio for Wheeling National Bank was 6.8%.

AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
September 30, 1999



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

AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
September 30, 1999



                                         Three months ended September 30,    Nine months ended September 30,
                                            1999                1998            1999                1998
                                      -----------------   ----------------  ----------------   ---------------
                                         Average   Yield/   Average   Yield/   Average   Yield/  Average   Yield/
                                         Balance    Rate    Balance    Rate    Balance    Rate    Balance   Rate

INTEREST EARNING ASSETS                  (000's)             (000's)            (000's)           (000's)
 Loans
  Commercial .........................   $142,663    8.77%  $ 99,533    9.31%  $131,847   8.71%  $ 97,185   9.23%
  Real estate ........................    148,657    7.81    144,038    8.22    142,031   7.93    142,936   8.28
  Installment-net ....................     59,095    8.32     51,241    8.47     52,764   8.33     50,249   8.44
                                         --------            -------           --------           -------
   Total loans .......................    350,415    8.46    294,812    8.84    326,642   8.47    290,370   8.82
 Investment securities
  Taxable ............................    252,538    6.51    213,157    6.56    249,402   6.31    202,803   6.40
  Tax-exempt .........................     58,644    5.20     10,096    3.54     54,436   5.53      4,109   4.39
                                         --------            -------           --------           -------
   Total investment securities .......    311,182    6.26    223,253    6.42    303,838   6.17    206,912   6.36
 Other short-term investments ........      3,564    6.66     10,704    9.69      7,038   5.64      9,962   7.89
                                         --------            -------           --------            ------
    Total interest earning assets ....   $665,161    7.42   $528,769    7.84   $637,518   7.34   $507,244   7.80
                                         ========            =======           ========          ========
INTEREST BEARING LIABILITIES
  Deposits
   NOW, Savings and MMDA .............   $125,206    2.46   $117,373    2.80%  $121,252   2.33   $119,689   2.71%
   Time ..............................    268,171    5.41    265,905    5.85    271,142   5.44    243,601   5.72
                                         --------           --------           --------           -------
    Total deposits ...................    393,377    4.47    383,278    4.92    392,394   4.48    363,290   4.73
  Borrowed funds .....................    218,169    5.33     84,825    5.85    186,015   5.12     87,689   5.55
  Long-term debt .....................     12,652    8.70     12,666    8.84     12,655   8.70      9,097   7.86
                                         --------            -------           --------          --------
    Total interest bearing liabilities   $624,198    4.86   $480,769    5.19   $591,064   4.77   $460,076   4.94
                                         ========            =======           ========           =======

MARGIN ANALYSIS
 (as a % of earning assets)
 Interest income .....................               7.42%              7.84%             7.34%             7.80%
 Interest expense ....................               4.56               4.72              4.42              4.49
                                                   ------             ------            ------            ------
 Net interest income .................               2.86%              3.12%             2.92%             3.31%
                                                 ========            =======           =======            ======



Averages stated are month end average balances. Installment loans are stated net of unearned income. Average loans include nonaccrual loans. Yields do not reflect tax equivalent adjustments.

AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
September 30, 1999



Item 3. Quantitative and Qualitative Disclosures about Market Risk

            Management is responsible for monitoring and limiting the Company's exposure to interest rate risk within established guidelines while maximizing net interest income. During the first nine months of 1999, the Company's interest rate risk position grew more liability sensitive. The change in position resulted primarily from the purchase of fixed-rate securities funded by short-term FHLB borrowings.

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
                                                     AMERICAN BANCORPORATION
                                                           (Registrant)


Date     November 15, 1999                               /s/ Jeremy C. McCamic
    ----------------------------                         ----------------------
                                                         Jeremy C. McCamic
                                                         Chairman and
                                                         Chief Executive Officer


Date     November 15, 1999                               /s/ Brent E. Richmond
     ---------------------------                         ---------------------
                                                         Brent E. Richmond
                                                         Chief Operating Officer


Date     November 15, 1999                               /s/ Jeffrey A. Baran
     ----------------------------                        --------------------
                                                         Jeffrey A. Baran
                                                         Chief Financial Officer