Form 10-K405
period 1999-12-31
AMERICAN BANCORPORATION /WV/
filed 2000-03-30
CIK 4570

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended          December 31, 1999
Commission file number                 0-5893

                             American Bancorporation
             (Exact name of registrant as specified in its charter)


          Ohio
(State or other jurisdiction of                            31-0724349
incorporation or organization)              (I.R.S. Employer Identification No.)

1025 Main Street, Suite 800, Wheeling, WV 26003                   26003
   (Address of principal executive offices)                     (Zip Code)


Registrants telephone number, including area code              (304) 233-5006

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

                       $34,036,841 at February 29, 2000

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
    3,129,674 shares of Common stock, without par value, at March 30, 2000

                   Number of pages                  Exhibit Index
                   comprising this                  located at
                   report . . . . .    69           Page . . . . .      15 & 17

AMERICAN BANCORPORATION FORM 10-K Annual Report
December 31, 1999


DOCUMENTS INCORPORATED BY REFERENCE
    Certain of the items listed in the table below are included in the Annual Report to Stockholders for the year ended December 31, 1999. With the exception of the pages listed in the index and hereby incorporated by reference, the 1999 Annual Report to Stockholders is not to be deemed filed as part of this report.

    The Registrant will file a Definitive Proxy Statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of fiscal year 1999. Information contained therein is hereby incorporated by reference as indicated in the table below.

CROSS REFERENCE INDEX AND TABLE OF CONTENTS
                                                       Page Reference
                                              Form     Annual Report     Proxy
                                              10-K    to Shareholders  Statement

Part I
Item  1     Business......................... 3-12          IFC               -
Item  2     Properties..........................13            -               -
Item  3     Legal proceedings...................14            -               -
Item  4     Submission of matters to a
              vote of security holders.........N/A
Part II
Item  5     Market for Registrants common stock and
              related security holders matters.. -      IFC, IBC, 31   2 - 3, 11
Item  6     Selected financial data............. -                31           -
Item  7     Management's discussion and
              analysis of financial condition
              and results of operations......... -           32 - 47           -
Item  7a.  Quantitative and qualitative disclosures
              about market risk..................-           45 - 46           -
Item  8     Financial statements and
              supplementary data............... 14            3 - 30           -
Item  9     Changes and disagreements with
              Accountants on accounting and
              financial disclosures........... N/A
Part III
Item 10    Directors and executive officers
              of the Registrant...............   -                 -       4 - 7
Item 11    Executive compensation.............   -                 -      8 - 10
Item 12    Security ownership of certain
              beneficial owners and management.. -                 -           3
Item 13    Certain relationships and
              related transactions.............. -                 -          12

Part IV
Item 14    Exhibits, financial statement schedules
              and reports on Form 8K..........4-15                 -           -

AMERICAN BANCORPORATION FORM 10-K Annual Report
December 31, 1999


Part I
Item 1.   Business

     General
       American Bancorporation (the "Registrant" of the "Company") is a bank holding company, headquartered in Wheeling, West Virginia which through its subsidiaries provides commercial and mortgage banking services to customers in central and eastern Ohio, southwestern Pennsylvania and northern West Virginia. The Company's principal subsidiary, Wheeling National Bank ("WNB" or the "Bank"), headquartered in St. Clairsville, Ohio, is a full-service commercial bank operating through 20 offices. As of December 31, 1999, the Company had consolidated total assets of $711.3 million, deposits of $449.3 million and stockholders' equity of $28.2 million.

       The Company, registered under the Bank Holding Company Act of 1956, as amended, ("BHCA"), was incorporated under the laws of the State of Ohio in 1966. WNB, a national banking association organized in 1978, was acquired by the Company in 1988. In 1996, the Company merged its other former banking subsidiary, Columbus National Bank, into Wheeling National Bank, under the charter of WNB.

       Through WNB, the Company provides a full range of commercial banking services to retail customers and small to medium-sized business in its market area. In eastern Ohio and northern West Virginia the Company focuses on local customer needs. In the Columbus, Ohio area, the company focuses its marketing efforts on local businesses, whose needs are not being served effectively by larger institutions. In southwestern Pennsylvania the Company operates a loan production office providing loans primarily to small business customers.

       The banking services the Company offers its customers include checking, savings, time and money market accounts, personal, commercial, construction and real estate loans, individual retirement accounts, safe deposit boxes, wire transfers and debit cards, among other standard banking products and services.

       The Company also originates and services mortgage loans through American Mortgages, Inc. ("AMI"), a wholly-owned subsidiary. AMI owns 51% of Premier Mortgage, Ltd., located in Columbus, Ohio, a joint-venture with H.E.R., Inc., a major Columbus, Ohio real estate broker, which originates residential mortgage loans.

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

AMERICAN BANCORPORATION FORM 10-K Annual Report
December 31, 1999


       The Company also operates three additional subsidiaries which provide data processing services, real estate leasing and transfer agent services for the company, the Bank and AMI.

       Lending Activities
       The Company's lending activities are diversified between commercial, real estate and consumer type loans. At December 31, 1999 the Company's total loan portfolio amounted to $371.2 million or 52.2% of total consolidated assets. At December 31, 1999 real estate mortgage loans totalled $158.1 million, or 42.6% of the loan portfolio, commercial loans totalled $147.7 million, or 39.8% of the loan portfolio, and consumer installment loans totalled $65.4 million, or 17.6% of the loan portfolio. Total loans increased by $70.6 million or 23.5% between December 31, 1998 and December 31, 1999, as commercial loans increased $34.1 million or 30.0% and real estate mortgage loans increased $20.0 million or 14.5%, while consumer installment loans increased $16.5 million or 33.7%.

       Commercial Loans. The Company makes commercial loans, primarily to small and medium-sized businesses and to professionals, which are not concentrated in any single industry but reflect a broad range of businesses in central and eastern Ohio, southwestern Pennsylvania and northern West Virginia. The Company offers a variety of commercial loan products including term loans, lines of credit, working capital loans, loans to finance accounts receivable, inventory, equipment and real estate.

       Typically, commercial loans are personally guaranteed by the borrower-owner and are secured by accounts receivables, inventory and/or fixed assets including real estate and equipment. The credit risk associated with commercial lending is principally influenced by general economic conditions and the resulting impact on the borrower's operations, mitigated by collateral values and generally represents a higher risk than single family residential loans.

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

AMERICAN BANCORPORATION FORM 10-K Annual Report
December 31, 1999


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

At December 31, 1999 the entire investment portfolio is classified as available for sale. The Company's investment portfolio is comprised primarily of U. S. Treasury securities, obligations of U. S. Agencies and municipal securities. The Company will only acquire municipal securities "A" rated or better.

       Market Area
       The primary market area for the Company is central and eastern Ohio, southwestern Pennsylvania and northern West Virginia and consists of Franklin, Guernsey, Belmont, Harrison and Jefferson counties in Ohio; Washington county in Pennsylvania; and Brooke, Hancock, Marshall and Wetzel counties in West Virginia. The economy in eastern Ohio, southwestern Pennsylvania and northern West Virginia is primarily dependent on the coal, steel and chemical industries. A preponderance of the Company's commercial loans are generated in the Columbus, Ohio (Franklin County) metropolitan area. This area has experienced significant economic development and growth in recent years. Columbus enjoys a stable underlying economy and low unemployment due to the presence of the State government, the Ohio State University, the headquarters of many Fortune 500 companies, together with the regional and national headquarters of a number of insurance and other financial companies.

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

       Employees
       The Company, its affiliate bank and non-banking subsidiaries employed 196 full-time equivalent employees at December 31, 1999. None of these employees are represented by a collective bargaining agent, and the Company believes that it enjoys good relations with its personnel.

AMERICAN BANCORPORATION FORM 10-K Annual Report
December 31, 1999



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

AMERICAN BANCORPORATION FORM 10-K Annual Report
December 31, 1999


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

AMERICAN BANCORPORATION FORM 10-K Annual Report
December 31, 1999


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

        Capital Requirements.
        The Bank is subject to regulatory capital requirements of the OCC which are substantially comparable to the regulatory capital requirements of the Federal Reserve Board applicable to bank holding companies such as the Company. At December 31, 1999, the regulatory capital of the Bank exceeded applicable requirements,

        Prompt Corrective Action.
        Section 38 of the Federal Deposit Insurance Act ("FDIA") provides the federal banking regulators with broad power to take "prompt corrective action" to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized, "significantly undercapitalized" or "critically undercapitalized." Under regulations adopted by the federal banking regulators, an institution shall be deemed to be (i) "well capitalized" if it has total risk-based capital ratio of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0% a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0%, or a Tier 1 leverage capital ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. The regulations also provide that a federal banking regulator may, after notice and an

AMERICAN BANCORPORATION FORM 10-K Annual Report
December 31, 1999


opportunity for a hearing, reclassify a "well capitalized" institution as "adequately capitalized" and may require an "adequately capitalized" institution or an "undercapitalized" institution to comply with supervisory actions as if it were in the next lower Category if the institution is in an unsafe or unsound condition or engaging in an unsafe or unsound practice. The federal banking regulator may not, however, reclassify a "significantly undercapitalized" institution as "critically undercapitalized."

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

        At December 31, 1999, the Bank had capital levels which qualified it as a "well capitalized" institution.

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

        Brokered Deposits.
        The FDIA restricts the use of brokered deposits by certain depository institutions. Under the FDIA and applicable regulations, (i) a "well capitalized insured depository institution" may solicit and accept, renew or roll over any brokered deposit without restriction, (ii) an "adequately capitalized insured depository institution" may not accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the FDIC and (iii) an "undercapitalized insured depository institution" may not (x) accept, renew or roll over any brokered deposit or (y) solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in such institution's normal market area or in the market area in which such deposits are being solicited. The term "undercapitalized insured depository institution" is defined to mean any insured depository institution that fails to meet the minimum regulatory capital requirement prescribed by its appropriate federal banking agency. The FDIC may, on a case-by-case basis and upon application by an adequately capitalized insured depository

AMERICAN BANCORPORATION FORM 10-K Annual Report
December 31, 1999


institution, waive the restriction on brokered deposits upon a finding that the acceptance of brokered deposits does not constitute, an unsafe or unsound practice with respect to such institution. The Bank had no brokered deposits outstanding at December 31, 1999.

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

AMERICAN BANCORPORATION FORM 10-K Annual Report
December 31, 1999



        Selected Statistical Information
        The following tables and schedules, referenced in the index presented below, set forth certain consolidated statistical information of American Bancorporation, required of bank holding companies pursuant to Guide 3. Selected tables are set forth on pages 31 through 46 in the annual report to stockholders, which pages are hereby incorporated by reference in this Form 10-K. The information contained in the tables should be read in conjunction with the consolidated financial statements of American Bancorporation and the notes thereto appearing elsewhere in this Form 10-K.
                                                              Page Reference
                                                          Form     Annual report
                                                          10K    to stockholders

I. Distribution of assets, liabilities and stockholders' equity, interest rates and interest differential
     a.   Average balance sheet ........................... -                32
     b.   Average earning assets and interest bearing
          liabilities, interest earned and paid,
          yield and rates ................................. -                32
     c    Interest variances ...............................-             34-35

II. Investment portfolio
     a.   Carrying value of investment securities by type ..-                42
     b.   Maturity and weighted average yield ..............-                42

III. Loans
     a.   Types of loans ...................................-                39
     b.   Maturity and sensitivity to change
          in interest rates ................................-                39
     c.   Non-performing loans .............................-                39

IV. Summary of loans loss experience ......................12                41

V. Deposits
     a.   Average amount .................................. -                42
     b.   Maturity of time certificates of deposits in
          excess of $100,000 ...............................-                42

VI. Return on equity and assets ............................-                31

AMERICAN BANCORPORATION FORM 10-K Annual Report
December 31, 1999


          The following table summarizes the balance of the allowance for loan losses by the major loan categories. The table supplements that on page 41 of the Company's Annual Report to Stockholders for the year ended December 31, 1999, incorporated by reference herein.

                                                Allowance           Percent
                                                 amount         in each category
                                             (000's omitted)    to total loans
December 31, 1999
Commercial, financial and agricultural .......   $1,852                38.3%
Real estate - construction ...................       --                 1.5
Real estate - mortgage .......................      429                42.6
Installment ..................................      676                17.6
Leases .......................................       --                 0.0
Unallocated ..................................      123                 N/A
                                                 ------               -----
                                                 $3,080               100.0%
                                                 ======               =====
December 31, 1998
Commercial, financial and agricultural .......   $1,627                37.8%
Real estate - construction ...................       --                 0.4
Real estate - mortgage .......................      409                45.5
Installment ..................................      494                16.3
Leases .......................................       --                 0.0
Unallocated ..................................      512                 N/A
                                                 ------               -----
                                                 $3,042               100.0%
                                                 ======               =====
December 31, 1997
Commercial, financial and agricultural .......   $1,550                32.2%
Real estate - construction ...................       --                 0.3
Real estate - mortgage .......................      762                45.8
Installment ..................................      641                21.7
Leases .......................................       --                 0.0
Unallocated ..................................      331                 N/A
                                                 ------               -----
                                                 $3,284               100.0%
                                                 ======               =====
December 31, 1996
Commercial, financial and agricultural .......   $  871                30.5%
Real estate - construction ...................       --                 0.7
Real estate - mortgage .......................      515                50.3
Installment ..................................      434                18.5
Leases .......................................       --                 0.0
Unallocated ..................................    1,744                 N/A
                                                 ------               -----
                                                 $3,564               100.0%
                                                 ======              ======
December 31, 1995
Commercial, financial and agricultural .......   $  984                25.2%
Real estate - construction ...................       --                 0.7
Real estate - mortgage .......................      358                51.4
Installment ..................................      513                22.7
Leases .......................................       --                 0.0
Unallocated ..................................    1,999                 N/A
                                                 ------               -----
                                                 $3,854               100.0%
                                                 ======               =====
                                       12

AMERICAN BANCORPORATION FORM 10-K Annual Report
December 31, 1999


        ITEM 2. PROPERTIES
        The Company and its non-banking subsidiaries conduct business from the Company's administrative headquarters in Wheeling, West Virginia and the Bank conducts business from its various office locations.

        The net book value of the Company's office facilities, furniture and equipment, including leasehold improvements and property held for future expansion (less accumulated depreciation and amortization) at December 31, 1999 was $10.2 million. The Company does not believe that the termination of any of its leases would have a material effect on its operations.

        Listed below are the locations of the Company's executive offices and the branch offices of the Bank that were operating as of December 31, 1999, as well as any proposed branch office locations. All buildings are owned by the Company unless otherwise indicated. Except as noted, the Company believes its property is suitable and adequate for its current and proposed needs.

                                                                    Approximate
                   Office                             Year Opened     Sq. Feet
AMERICAN BANCORPORATION
    Mull Center, Wheeling, West Virginia
    Executive and non-bank subsidiary offices ....            1987      4,000(1)
WHEELING NATIONAL BANK:
Ohio
   Cambridge .....................................            1974      5,840
   Cambridge - Drive-in ..........................            1989     14,000
   Gahanna .......................................            1990      3,200(1)
   Gahanna - StoneRidge Plaza ....................            1996      1,600(1)
   Reynoldsburg ..................................            1990      6,000
   Flushing ......................................            1953      5,400(1)
   St. Clairsville ...............................            1991      8,000
   St. Clairsville - Ohio Valley Mall ............            1994      3,088(2)
   Shadyside .....................................            1980      4,200
   Freeport ......................................            1988      1,500
   Barnesville ...................................            1994      2,000
   Columbus ......................................            1993      1,350(1)
   Columbus (Administrative offices) .............            1994      2,419(1)
   Steubenville ..................................            1994      1,400(2)
 West Virginia
   Wheeling ......................................            1969     29,515
   Wheeling - Drive-in ...........................            1991     18,583
   New Martinsville ..............................            1978      2,800
   Pine Grove ....................................            1983      1,125
   Wheeling Island ...............................            1984      1,280
   Elm Grove .....................................            1986      2,420(1)
   Weirton .......................................            1986     15,214
   Weirton - Drive-in ............................            1989      4,800
   Weirton Heights ...............................            1990      1,500(1)
 Pennsylvania
   Washington (Loan Production Office) ...........            1999      1,652(1)
 AMERICAN MORTGAGES, INC .........................
   Elm Grove .....................................            1994      4,700(1)
 PREMIER MORTGAGE, LTD ...........................
   Reynoldsburg, Ohio ............................            1996      1,600(1)

        (1) Leased.
        (2) Ground leased.

AMERICAN BANCORPORATION FORM 10-K Annual Report
December 31, 1999


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


                                     PART IV

     ITEM 14          EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                             AND REPORTS ON FORM 8-K

        A. The following documents are filed as part of this report:

        1.  Financial Statements
                                                                  Page reference
                                                                   Annual Report
                                                                 to Stockholders
Independent Auditors' Report
   For the years ended December 31, 1999, 1998 and 1997 .................     30
Consolidated financial statements
   Consolidated balance sheets at December 31, 1999 and 1998 ............      3
   Consolidated statements of income for the years ended
     December 31, 1999, 1998 and 1997 ...................................      4
   Consolidated statement of changes in stockholders' equity
      for the years ended December 31, 1999, 1998 and 1997 ..............      5
   Consolidated statements of cash flows for the years ended
     December 31, 1999, 1998 and 1997 ...................................      6
   Notes to consolidated financial statements including
     condensed  financial information of Registrant ..................... 7 - 29

2.  Financial Statement Schedules

           All schedules have been omitted since the required information is not present in amounts sufficient to require submission or because the information required is included in the financial statements, including the notes thereto.

AMERICAN BANCORPORATION FORM 10-K Annual Report
December 31, 1999


        3.  Exhibits                                               Page No. in
                                                                    Form 10-K
        Number
        3.1      Fifth Amended Articles of Incorporation (a)
        3.2      Amended Code of Regulations (a)
        3.3      1987 Amendment to Fifth Amended Articles of Incorporation (a)
        3.4      1987 Amendment to Amended Code of Regulations (a)
        3.5      1988 Amendment to Amended Code of Regulations (a)
        3.6      1990 Amendment to Amended Code of Regulations (a)
        4.1      Specimen Common Share Certificate as of 12/15/88 (a)
        10.1     American Bancorporation Senior Management
                    Incentive Compensation Plan (a)
        10.2     Agreement to Merge between Wheeling National Bank and
                    Columbus National Bank (a)
        10.3     Office Purchase and Assumption Agreement by and between
                    Columbus National Bank and Bank One, Steubenville, NA (a)
        10.4     Trust Preferred Securities Offering of American Bancorporation
                    Capital Trust I ("ABCT") (b)
        10.5     Amended and Restated Trust Agreement of ABCT (b)
        10.6     ABCT Preferred Securities Guarantee Agreement (b)
        10.7     ABCT Trust Indenture (b)
        10.8     American Bancorporation Agreement as to ABCT Expenses (b)
        10.9     ABCT Preferred Securities Certificate (b)
        13.1     1999 Annual Report to Security Holders                    18-69
        22.1     Subsidiaries:
                 The  following  is a  list  of  all  subsidiaries  of  American
                 Bancorporation,    the   jurisdiction   of   incorporation   or
                 organization, and the percentage of shares owned by American Bancorporation for each such subsidiary.

      Name                                             Jurisdiction  Percentage
Wheeling National Bank .....................................   U.S.       100%
American Bancservices, Inc. ................................   Ohio       100%
American Mortgages, Inc. ...................................   Ohio       100%
American Bancleasing, Inc. .................................   Ohio       100%
American Bancdata Corporation ..............................   Ohio       100%
American Bancorporation Capital Trust I ................   Delaware       100%
Premier Mortgage, Ltd. .....................................   Ohio        51%*
                  *Through the Company's ownership in American Mortgages, Inc.

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


    B. Reports on Form 8-K:
    Date                       Item Number         Description
    None

AMERICAN BANCORPORATION FORM 10-K Annual Report
December 31, 1999


                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on March 30, 2000.


                                                         AMERICAN BANCORPORATION
                                                         /s/ Jeremy C. McCamic
                                                             Jeremy C. McCamic
                                            Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of March 30, 2000.


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


    /s/ Paul W. Donahie                             /s/ Jolyon W. McCamic
    Paul W. Donahie                                 Jolyon W. McCamic
    Director and President                          Director and Vice Chairman



    /s/ Abigail M. Feinknopf                        /s/ John J. Malik, Jr.
    Abigail M. Feinknopf                            John J. Malik, Jr.
    Director                                        Director



    /s/ Jay T. McCamic                              /s/ Brent E. Richmond
    Jay T. McCamic                                  Brent E. Richmond
    Director                                        Executive Vice President and
                                                    Chief Operating Officer


    /s/ Jeffrey W. McCamic                          /s/ Jeffrey A. Baran
    Jeffrey W. McCamic                              Jeffrey A. Baran
    Director                                        Chief Financial Officer

AMERICAN BANCORPORATION FORM 10-K Annual Report
December 31, 1999


                                  EXHIBIT INDEX
    Number  Description                                          SEC Page  #

     3.1   Fifth Amended Articles of Incorporation...............   (a)
     3.2   Amended Code of Regulations...........................   (a)
     3.3   1987 Amendment to Fifth Amended
              Articles of Incorporation..........................   (a)
     3.4   1987 Amendment to Amended Code of Regulations ........   (a)
     3.5   1988 Amendment to Amended Code of Regulations.........   (a)
     3.6   1990 Amendment to Amended Code of Regulations.........   (a)
     4.1   Specimen Common Share Certificate
              as of December 15, 1988............................   (a)
    10.1   American Bancorporation Senior Management Incentive
              Compensation Plan..................................   (a)
    10.2   Agreement to Merge between Wheeling National Bank and
              Columbus National Bank.............................   (a)
    10.3   Office Purchase and Assumption Agreement
              by and between Columbus National Bank
              and Bank One, Steubenville, NA.....................   (a)
    10.4   Trust Preferred Securities Offering of
              American Bancorporation Capital Trust I ("ABCT")...   (b)
    10.5   Amended and Restated Trust Agreement of ABCT..........   (b)
    10.6   ABCT Preferred Securities Guarantee Agreement.........   (b)
    10.7   ABCT Trust Indenture..................................   (b)
    10.8   American Bancorporation Agreement as to ABCT Expenses.   (b)
    10.9   ABCT Preferred Securities Certificate.................   (b)
    13.1   1999 Annual Report to Security Holders................ (18-69)
    22.1   Subsidiaries:
           The following is a list of all subsidiaries of
           American Bancorporation, the jurisdiction of  incorporation or organization, and the percentage of shares owned by
           American Bancorporation for each such subsidiary.
                                                      Jurisdiction  Percentage
            Name
            Wheeling National Bank..............         U.S.         100%
            American Bancservices, Inc........ .         Ohio         100%
            American Mortgages, Inc.............         Ohio         100%
            American Bancleasing, Inc...........         Ohio         100%
            American Bancdata Corporation.......         Ohio         100%
            American Bancorporation Capital Trust I.....Delaware      100%
            Premier Mortgage, Ltd...............         Ohio          51% *
              *Through the Company's ownership in American Mortgages, Inc.

    The following footnote references are to documents incorporated by reference herein:

    (a) Incorporated by reference to the same Exhibit number in the Form 10-K for the year ended December 31, 1997.
    (b)         Incorporated  by  reference  to  Form  S-2  Registration   Nos.:
                333-49659 and  333-49659- 01 effective  April 21, 1998.  Exhibit reference is contained on Page II-2.