Form 10-Q
period 2000-03-31
AMERICAN BANCORPORATION /WV/
filed 2000-05-15
CIK 4570

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

                                           Yes  X   No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        April 7, 2000: 3,129,674 shares of Common stock without par value

                                                    Number of pages comprising
                                                    this report. .. . . .  12

AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
March 31, 2000






TABLE OF CONTENTS

Part I       FINANCIAL INFORMATION
Item  1
  Financial Statements
                 Condensed Consolidated Balance Sheets....................     3
                 Condensed Consolidated Statements of Income..............     4
                 Condensed Consolidated Statements of
                           Cash Flows.....................................     5
                 Condensed Consolidated Statement of
                           Changes in Stockholders' Equity................     6
             Notes to the Financial Statements............................     6
Item 2       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.....................     7
Item 3       Quantitative and Qualitative Disclosures
                      about Market Risk...................................    11


Part II      OTHER INFORMATION
Item  1          Legal Proceedings........................................  None
Item  2          Changes in Securities....................................  None
Item  3          Defaults Upon Senior Securities..........................  None
Item  4          Submission of Matters to a
                      Vote of Security Holders............................  None
Item  5          Other Information........................................  None
Item  6          Exhibits and Reports on Form 8-K.........................  None

SIGNATURES................................................................    12

AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
March 31, 2000



Part 1       Financial Information
Item 1       Financial Statements


CONDENSED CONSOLIDATED BALANCE SHEETS
                                                             March 31,               December 31,
                                                       2000             1999            1999
                                                  -------------    -------------    -------------
ASSETS
Cash and due from banks .......................   $  10,996,219    $  15,208,281    $  11,774,610
Federal funds sold ............................       1,307,000        8,096,025        4,823,000
Investment securities available for sale ......     291,469,167      300,929,464      298,153,127

Loans, net of unearned income .................     396,189,345      307,900,341      371,223,074
  Less: Allowance for loan losses .............       3,198,353        3,028,522        3,079,796
                                                  -------------    -------------    -------------
                                                    392,990,992      304,871,819      368,143,278
Due from broker ...............................            --         17,081,291             --
Premises and equipment - net ..................      10,026,301        9,700,257       10,214,208
Accrued interest receivable ...................       4,432,815        4,064,177        4,469,869
Excess of cost over net assets acquired .......       1,286,208        1,564,013        1,355,659
Other assets ..................................      12,151,584        6,684,211       12,357,245
                                                  -------------    -------------    -------------
     TOTAL ASSETS .............................   $ 724,660,286    $ 668,199,538    $ 711,290,996
                                                  =============    =============    =============

LIABILITIES
Deposits
   Non-interest bearing .......................   $  39,638,172    $  36,682,582    $  37,959,587
   Interest bearing ...........................     418,779,322      393,648,852      411,317,906
                                                  -------------    -------------    -------------
       TOTAL DEPOSITS .........................     458,417,494      430,331,434      449,277,493
Borrowed funds ................................     215,223,595      165,223,065      214,593,201
Due to broker .................................            --         16,026,227             --
Accrued interest payable ......................       2,653,915        2,375,242        2,511,496
Other liabilities .............................       5,294,422        5,248,231        4,079,845
Company obligated mandatorily redeemable
 trust preferred securities of subsidiary trust
 holding solely junior subordinated debentures
 of the Company ...............................      12,650,000       12,650,000       12,650,000
                                                  -------------    -------------    -------------
    TOTAL LIABILITIES .........................     694,239,426      631,854,199      683,112,035

STOCKHOLDERS' EQUITY
  Preferred stock .............................            --               --               --
  Common stock without par value, stated value
   $2.50, authorized 6,500,000 shares, issued
   and outstanding 3,129,674 ..................       7,824,185        7,824,185        7,824,185
  Additional paid-in capital ..................      10,301,982       10,301,982       10,301,982
  Retained earnings ...........................      22,777,532       19,245,310       21,906,156
 Accumulated other comprehensive
      results, net of tax benefit .............     (10,482,839)      (1,026,138)     (11,853,362)
                                                  -------------    -------------    -------------
  TOTAL STOCKHOLDERS' EQUITY ..................      30,420,860       36,345,339       28,178,961
                                                  -------------    -------------    -------------
  TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY ...................   $ 724,660,286    $ 668,199,538    $ 711,290,996
                                                  =============    =============    =============

AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
March 31, 2000

CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                    Three Months ended March 31,
                                                           2000         1999
                                                       -----------   -----------
INTEREST INCOME
 Loans .............................................   $ 8,086,983   $ 6,486,015
 Investment securities
  Taxable interest income ..........................     4,032,817     3,756,007
  Non-taxable interest income ......................       761,232       545,879
                                                       -----------   -----------
                                                         4,794,049     4,301,886
 Short-term investments ............................        60,720       123,373
                                                       -----------   -----------
   Total interest income ...........................    12,941,752    10,911,274

INTEREST EXPENSE
 Deposits ..........................................     4,909,847     4,445,526
 Borrowed funds ....................................     3,389,850     2,162,026
                                                       -----------   -----------
   Total interest expense ..........................     8,299,697     6,607,552
                                                       -----------   -----------
     NET INTEREST INCOME ...........................     4,642,055     4,303,722
PROVISION FOR LOAN LOSSES ..........................       180,000        75,000
                                                       -----------   -----------
 Net interest income after provision for loan losses 4,462,055 4,228,722 OTHER INCOME
 Service charges on deposit accounts ...............       208,797       172,265
 Net securities gains ..............................          --         267,812
 Net gains on sale of loans ........................       272,025       405,766
 Insurance commissions .............................        23,765        19,044
 Other income ......................................       298,967       134,753
                                                       -----------   -----------
   Total other income ..............................       803,554       999,640
OTHER EXPENSE
 Salaries and employee benefits ....................     1,682,983     1,772,794
 Occupancy expense .................................       672,245       633,692
 Other expenses ....................................     1,222,388     1,235,864
                                                       -----------   -----------
   Total other expense .............................     3,577,616     3,642,350
                                                       -----------   -----------
INCOME BEFORE INCOME TAXES .........................     1,687,993     1,586,012
PROVISION FOR INCOME TAXES .........................       347,166       301,392
                                                       -----------   -----------
NET INCOME .........................................   $ 1,340,827   $ 1,284,620
                                                       ===========   ===========


  Average Shares Outstanding .......................     3,129,674     3,129,674

    BASIC EARNINGS PER SHARE .......................   $      0.43   $      0.41

AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
March 31, 2000






CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  Three months ended March 31,
                                                                                     2000              1999
                                                                                 -----------      ------------
   Operating Activities:
     Net Income................................................................. $ 1,340,827      $  1,284,620
      Adjustments to reconcile net income to net cash from operating activities:
         Depreciation...........................................................     230,902           216,623
         Amortization of intangibles............................................      69,451            69,451
         Net amortization of premium on investment securities...................     109,292           337,493
         Provision for loan losses..............................................     180,000            75,000
         Net gain on sale of investment securities..............................           -          (267,812)
         Net gain on sale of loans..............................................    (272,025)         (405,766)
         Net (increase)decrease in accrued interest receivable..................      37,054          (670,840)
         Net increase in accrued interest payable...............................     142,419            68,388
         Real estate mortgage loans originated for sale......................... (14,001,804)      (26,493,845)
         Proceeds from sale of real estate mortgage loans.......................  13,010,450        26,138,924
         Net increase in other assets...........................................    (661,557)         (737,288)
         Net increase in other liabilities......................................   1,214,578           382,127
         Net decrease from other operating activities...........................     (81,077)         (162,966)
                                                                                 -----------      ------------
          Net cash provided by operating activities.............................   1,318,510          (165,891)
  Investing Activities:
     Investment securities available for sale:
           Proceeds from maturities and repayments..............................   9,942,609        27,988,859
           Proceeds from sales..................................................           -                 -
           Purchases............................................................  (1,157,421)      (67,744,083)
     Change in loans, net of real estate mortgage loans originated for sale..... (23,764,335)       (6,606,510)
     Purchase of premises and equipment.........................................     (52,995)         (181,298)
     Proceeds from sale of premises and equipment...............................     118,297                 -
                                                                                 -----------
         Net cash used by investing activities.................................. (14,913,845)      (46,543,039)
   Financing Activities:
     Net increase (decrease) in non-interest bearing demand deposits............   1,678,585        (2,815,035)
     Net increase in interest bearing demand and savings deposits...............  10,624,127            73,875
     Net increase (decrease) in time deposits...................................  (3,162,711)        1,832,399
     Net increase in borrowed funds.............................................     630,394        41,331,882
     Principal repayment of long-term debt......................................           -            (3,633)
     Cash dividends paid........................................................    (469,451)         (469,453)
                                                                                 -----------       -----------
          Net cash provided by financing activities.............................   9,300,944        39,950,035
                                                                                 -----------       -----------
    Net Decrease in Cash and Cash Equivalents...................................  (4,294,391)       (6,758,895)

   Cash and Cash Equivalents Beginning Balance..................................  16,597,610        30,063,201
                                                                                ------------      ------------
   Cash and Cash Equivalents Ending Balance.....................................$ 12,303,219      $ 23,304,306
                                                                                ============      ============

Supplemental disclosure of cash-flow information:
     Non-cash investing and financial activities:
         Securities purchased not settled.......................................          -        16,026,227
         Securities sold not settled............................................          -        16,813,479

AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
March 31, 2000






CONSOLIDATED STATEMENT OF
CHANGES IN STOCKHOLDERS' EQUITY
Three months ended March 31, 2000 and 1999

                                                          2000          1999
                                                       -----------  -----------
    Balance at January 1,............................  $28,178,961  $36,447,493
    Comprehensive results:
     Net Income......................................    1,340,827    1,284,620
     Unrealized security gain (loss), net of tax.....    1,370,523     (719,971)
     Reclassification adjustment, net of tax.........            -     (197,352)
                                                       -----------  -----------
       Total comprehensive results...................    2,711,350      367,297
       Dividends declared ($0.15 per share 2000,
            $0.15 per share 1999)....................     (469,451)    (469,451)
                                                       -----------  -----------
    Balance at March 31,.............................  $30,420,860   36,345,339
                                                       ===========  ===========



NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     The unaudited interim condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to a fair presentation of the financial position and results of operations. All adjustments are of a normal recurring nature. The notes to the financial statements contained in the 1999 Annual Report to Stockholders should be read in conjunction with these statements. Certain prior period amounts have been reclassified to conform to the current period classification.

AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
March 31, 2000



Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION
     The discussion and analysis, when read in conjunction with the consolidated financial statements and accompanying notes, is designed to provide information relevant to an assessment of financial performance and management's perception of significant events.

     The following is a discussion of significant factors influencing operating performance and change in financial position during the interim periods presented. The discussion should be read in connection with the 1999 Annual Report and the financial statements appearing elsewhere herein.

SUMMARY
     American Bancorporation (the "Company") recognized net income of $1,341,000 or $0.43 basic earnings per share, for the three months ended March 31, 2000, compared to net income of $1,285,000 or $0.41 basic earnings per share, for the three months ended March 31, 1999. Return on average assets and return on average equity were 0.74% and 18.71%, respectively, for the three months ended March 31, 2000 compared to 0.80% and 14.02%, respectively, for the three months ended March 31, 1999.

     Total assets at March 31, 2000 increased to $724,660,000, from $668,200,000 at March 31, 1999, an increase of 8.4%. Loans outstanding at March 31, 2000 increased to $396,189,000 from $307,900,000 at March 31, 1999, an increase of 28.7%. Deposits increased to $458,417,000 at March 31, 2000, from $430,331,000 at March 31, 1999, an increase of 6.5%. Total stockholders' equity was $30,421,000 at March 31, 2000 compared with $36,345,000 at March 31, 1999, a decrease of 16.3%. Stockholders' equity, excluding net unrealized gains and losses, totalled $40,904,000 at March 31, 2000, an increase of $3,532,000 or 9.5% compared to March 31, 1999. The unrealized loss on investment securities available for sale, a result of market value adjustments, totalled $10,483,000 at March 31, 2000, compared to $1,026,000 at March 31, 1999. If these available for sale securities are held to maturity, no market value adjustment will be realized.


RESULTS OF OPERATIONS
     QUARTER COMPARISON

     Net Income. Net income for the three months ended March 31, 2000 amounted to $1,341,000, or $0.43 basic earnings per share, compared to net income of $1,285,000 or $0.41 basic earnings per share, for the three months ended March 31, 1999. The increase was the result of an increase in net interest income and a decrease in other expense which was partially offset by a decrease in other income and an increase in provision for loan losses.

     Net Interest Income. Net interest income before provision for loan losses for the three months ended March 31, 2000 amounted to $4,642,000, an increase of $338,000 or 7.9%, compared to the three months ended March 31, 1999. The increase resulted primarily from a $73,945,000 increase in average interest earning assets.

AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
March 31, 2000



     Total interest income for the three months ended March 31, 2000 amounted to $12,942,000, an increase of $2,030,000 or 18.6%, compared to the three months ended March 31, 1999. The increase resulted from the increase in the average interest earning assets and a 41 basis point increase in the average yield on earning assets. Average loans outstanding increased $82,777,000 or 27.1% with average commercial loans increasing $36,260,000 or 29.8%, average real estate loans increasing $24,624,000 or 18.1% and average consumer installment loans increasing $21,893,000 or 45.9%. The average yield on loans decreased from 8.50% in 1999 to 8.34% in 2000. Average investment securities and other short-term investments outstanding decreased $8,832,000 or 2.9% while the average yield increased from 5.83% in 1999 to 6.59% in 2000.

     Total interest expense for the three months ended March 31, 2000 amounted to $8,300,000, an increase of $1,692,000 or 25.6%, compared to the three months ended March 31, 1999. The increase resulted primarily from an $87,981,000 or 15.8% increase in average interest bearing liabilities and a 40 basis point increase in interest rates paid on such liabilities. Average NOW, money market and savings accounts decreased $2,114,000 or 1.8%. Average time deposits increased $34,099,000 or 28.9%. Average time deposits decreased $10,628,000 or 3.9%. Average non-interest bearing accounts increased $2,536,000 or 6.9% and represented 8.6% of average total deposits for the three months ended March 31, 2000. Average borrowed funds increased $64,519,000 or 42.1%, and the average rate paid on borrowed funds increased from 4.92% in 1999 to 5.72% in 2000.

      Provision for Loan Losses. The loan loss provision for the three months ended March 31, 2000 was $180,000, compared to $75,000 for the same period in 1999.

    Other Income. Other income for the three months ended March 31, 2000 amounted to $804,000, a decrease of $196,000 or 19.6% compared to the three months ended March 31, 1999. There were no securities gains during the three months ended March 31, 2000, compared to net gains on sale of investment securities of $268,000 in 1999. Net gains on sale of loans totalled $272,000 in 2000, compared to $406,000 for the three months ended March 31, 1999, a decrease of 33.0%. Other (miscellaneous) income in 2000 included a $120,000 gain on sale of former branch property.

     Other Expense. Total other expense for the three months ended March 31, 2000 amounted to $3,578,000, a decrease of $65,000 or 1.8%, compared to the three months ended March 31, 1999. Salaries and employee benefits decreased $90,000 or 5.1%. Occupancy and equipment expense increased $39,000 or 6.1%. Other (miscellaneous) expenses decreased $13,000 or 1.1%.

     Provision for Income Taxes. The provision for income taxes for the three months ended March 31, 2000 was $347,000, compared to $301,000 for the three months ended March 31, 1999. The increase is primarily the result of additional taxable income.

AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
March 31, 2000




ASSET QUALITY

         Nonperforming loans totalled $3,605,000 or 0.9% of total loans at March 31, 2000, compared to $2,730,000 or 0.7% at December 31, 1999. Nonperforming loans at March 31, 2000 consisted of nonaccrual loans totalling $1,153,000, 90 day delinquent loans of $2,106,000, and restructured loans aggregating $346,000. Other real estate held totalled $506,000 at March 31, 2000, compared to $536,000 at December 31, 1999.

CAPITAL RESOURCES

         Stockholders' equity totalled $30,421,000 at March 31, 2000. The Company's risk-based capital ratio was 13.8%, of which 13.0% constituted common stockholder equity, while the risk-based capital ratio for the Company's bank subsidiary, Wheeling National Bank, was 13.2%, with common stockholders' equity of 12.4%. At March 31, 2000 the Company's leverage capital ratio was 7.3%, while the leverage ratio for Wheeling National Bank was 6.9%.

AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
March 31, 2000





                                               Three months ended March 31,
                                                 2000                1999
                                           Average   Yield/    Average    Yield/
                                           Balance    Rate     Balance     Rate
INTEREST EARNING ASSETS                     (000's)            (000's)
 Loans
  Commercial.............................  $157,985    8.66%   $121,725    8.57%
  Real estate............................   160,502    7.70     135,878    8.14
  Installment-net........................    69,607    8.27      47,714    8.39
                                           --------            --------
   Total loans   ........................   388,094    8.34     305,317    8.50
 Investment securities
  Taxable................................   234,898    6.87     247,215    6.08
  Tax-exempt.............................    56,738    5.37      47,244    4.62
                                           --------            --------
   Total investment securities   ........   291,636    6.58     294,459    5.84
 Other short-term investments............     2,998    8.10       9,007    5.48
                                           --------            --------
    Total interest earning assets........  $682,728    7.58    $608,783    7.17
                                           ========            ========
INTEREST BEARING LIABILITIES
  Deposits
   NOW, Savings and MMDA.................  $152,115    3.31%   $118,016    2.26%
   Time..................................   263,556    5.54     274,184    5.51
                                           --------            --------
    Total deposits.......................   415,671    4.72     392,200    4.53
  Borrowed funds.........................   217,834    5.72     153,315    4.92
  Long-term debt.........................    12,650    8.70      12,659    8.71
                                           --------            --------
    Total interest
        bearing liabilities..............  $646,155    5.14    $558,174    4.74
                                           ========            ========

MARGIN ANALYSIS
 (as a % of earning assets)
 Interest income.........................              7.58%               7.17%
 Interest expense........................              4.86                4.34
                                                       ----                ----
 Net interest income.....................              2.72%               2.83%
                                                       ====                ====

Averages stated are month end average balances. Installment loans are stated net of unearned income. Average loans include nonaccrual loans. Yields do not reflect tax equivalent adjustments.

AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
March 31, 2000


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

            Quantitative and qualitative disclosures about market risk are presented at December 31, 1999 in Item 7a of the Company's Annual Report on Form 10-K filed with the SEC on March 30, 2000. Management believes there have been no material changes in the Company's market risk since December 31, 1999.


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



                                                  AMERICAN BANCORPORATION
                                                        (Registrant)

Date     May 15, 2000                               /s/ Jeremy C. McCamic
                                                    Jeremy C. McCamic
                                                    Chairman and
                                                    Chief Executive Officer


Date     May 15, 2000                               /s/ Brent E. Richmond
                                                    Brent E. Richmond
                                                    Executive Vice President and
                                                    Chief Operating Officer


Date     May 15, 2000                               /s/ Jeffrey A. Baran
                                                    Jeffrey A. Baran
                                                    Chief Financial Officer