Form 10-Q
period 2000-06-30
AMERICAN BANCORPORATION /WV/
filed 2000-08-14
CIK 4570

FORM 10-Q QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.


                    ----------------------------------------------------------



                             American Bancorporation
             (Exact name of registrant as specified in its charter)

            Ohio                                                31-0724349
  incorporation or organization)                            Identification No.)

  1025 Main Street, Suite 800, Wheeling, WV                        26003
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

                                    Yes X No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        July 7, 2000: 3,129,674 shares of Common stock without par value

                                                     Number of pages comprising
                                                     this report. . . .  13

AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
June 30, 2000


TABLE OF CONTENTS

Part I       FINANCIAL INFORMATION
Item  1      Financial Statements
                 Condensed Consolidated Balance Sheets....................    3
                 Condensed Consolidated Statements of Income..............    4
                 Condensed Consolidated Statements of
                           Cash Flows.....................................    5
                 Condensed Consolidated Statements of
                           Changes in Stockholders' Equity................    6
             Notes to the Financial Statements............................    6
Item  2      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.....................    7
Item 3       Quantitative and Qualitative Disclosures about Market Risk...   12


Part II      OTHER INFORMATION
Item  1          Legal Proceedings........................................ None
Item  2          Changes in Securities.................................... None
Item  3          Defaults Upon Senior Securities.......................... None
Item  4          Submission of Matters to a
                             Vote of Security Holders.....................   12
Item  5          Other Information........................................ None
Item  6          Exhibits and Reports on Form 8-K......................... None

SIGNATURES................................................................   13

AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
June 30, 2000


Part 1                  Financial Information
Item 1                  Financial Statements



CONDENSED CONSOLIDATED BALANCE SHEETS
                                                               June 30,               December 31,
                                                        2000              1999             1999
                                                    -------------    -------------    -------------
ASSETS
Cash and due from banks .........................   $  10,914,263    $  10,579,019    $  11,774,610
Federal funds sold ..............................       3,520,297        4,877,025        4,823,000
Investment securities available for sale ........     282,030,874      306,669,719      298,153,127
Loans, net of unearned income ...................     404,086,996      332,826,797      371,223,074
  Less allowance for loan losses ................       3,400,288        3,068,302        3,079,796
                                                    -------------    -------------    -------------
                                                      400,686,708      329,758,495      368,143,278
Premises and equipment - net ....................       9,945,927        9,641,827       10,214,208
Accrued interest receivable .....................       4,608,824        4,291,154        4,469,869
Excess of cost over net assets acquired .........       1,813,919        1,494,562        1,355,659
Other assets ....................................      12,385,995       10,658,433       12,357,245
                                                    -------------    -------------    -------------
     TOTAL ASSETS ...............................   $ 725,906,807    $ 677,970,234    $ 711,290,996
                                                    =============    =============    =============

LIABILITIES
 Deposits
   Non-interest bearing .........................   $  39,598,730    $  39,336,873    $  37,959,587
   Interest bearing .............................     427,941,193      393,944,304      411,317,906
                                                    -------------    -------------    -------------
       TOTAL DEPOSITS ...........................     467,539,923      433,281,177      449,277,493
 Borrowed funds .................................     205,693,398      193,281,312      214,593,201
 Accrued interest payable .......................       2,962,108        2,426,190        2,511,496
 Other liabilities ..............................       5,222,308        4,217,142        4,079,845
 Long-term debt .................................            --              4,010             --
 Company obligated mandatorily redeemable
 trust preferred securities of subsidiary trust
 holding solely junior subordinated debentures
 of the Company .................................      12,650,000       12,650,000       12,650,000
                                                    -------------    -------------    -------------
    TOTAL LIABILITIES ...........................     694,067,737      645,859,831      683,112,035

STOCKHOLDERS' EQUITY
  Preferred stock ...............................            --               --               --
  Common stock without par value, stated value
   $2.50, authorized 6,500,000 shares, issued and
   outstanding 3,129,674 ........................       7,824,185        7,824,185        7,824,185
  Additional paid-in capital ....................      10,301,982       10,301,982       10,301,982
  Retained earnings .............................      23,564,933       20,123,474       21,906,156
 Accumulated other comprehensive
     results, net of tax benefit ................      (9,852,030)      (6,139,238)     (11,853,362)
                                                    -------------    -------------    -------------
    TOTAL STOCKHOLDERS' EQUITY ..................      31,839,070       32,110,403       28,178,961
                                                    -------------    -------------    -------------
    TOTAL LIABILITIES AND
              STOCKHOLDERS' EQUITY ..............   $ 725,906,807    $ 677,970,234    $ 711,290,996
                                                    =============    =============    =============

AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
June 30, 2000



CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                         Quarter ended June 30,     Six Months ended June 30,
                                          2000          1999          2000          1999
                                       -----------   -----------   -----------   -----------
INTEREST INCOME
 Loans .............................   $ 8,397,188   $ 6,864,668   $16,484,171   $13,350,683
 Investment securities
  Taxable interest income ..........     3,976,968     3,933,458     8,009,785     7,689,465
  Non-taxable interest income ......       760,501       702,216     1,521,733     1,248,095
                                       -----------   -----------   -----------   -----------
                                         4,737,469     4,635,674     9,531,518     8,937,560
 Short-term investments ............        56,373       115,119       117,093       238,492
                                       -----------   -----------   -----------   -----------
   Total interest income ...........    13,191,030    11,615,461    26,132,782    22,526,735

INTEREST EXPENSE
 Deposits ..........................     5,271,029     4,336,205    10,180,876     8,781,731
 Borrowed funds ....................     3,422,070     2,625,851     6,811,920     4,787,877
                                       -----------   -----------   -----------   -----------
   Total interest expense ..........     8,693,099     6,962,056    16,992,796    13,569,608
                                       -----------   -----------   -----------   -----------
     NET INTEREST INCOME ...........     4,497,931     4,653,405     9,139,986     8,957,127
PROVISION FOR LOAN LOSSES ..........       295,000        75,000       475,000       150,000
                                       -----------   -----------   -----------   -----------
 Net interest income after
    provision for loan losses ......     4,202,931     4,578,405     8,664,986     8,807,127
OTHER INCOME
 Service charges on deposit accounts       217,880       244,179       426,677       416,444
 Net securities gains ..............           205        75,155           205       342,967
 Net gains on sale of loans ........       364,737       440,763       636,762       846,529
 Insurance commissions .............        21,976        23,906        45,741        42,950
 Other income ......................       423,793       173,926       722,760       308,679
                                       -----------   -----------   -----------   -----------
   Total other income ..............     1,028,591       957,929     1,832,145     1,957,569
OTHER EXPENSE
 Salaries and employee benefits ....     1,677,535     1,698,839     3,360,518     3,471,633
 Occupancy expense .................       648,226       647,939     1,320,471     1,281,631
 Other expenses ....................     1,328,595     1,453,337     2,550,983     2,689,201
                                       -----------   -----------   -----------   -----------
   Total other expense .............     3,654,356     3,800,115     7,231,972     7,442,465
                                       -----------   -----------   -----------   -----------
INCOME BEFORE INCOME TAXES .........     1,577,166     1,736,219     3,265,159     3,322,231
PROVISION FOR INCOME TAXES .........       320,314       388,604       667,480       689,996
                                       -----------   -----------   -----------   -----------
NET INCOME .........................   $ 1,256,852   $ 1,347,615   $ 2,597,679   $ 2,632,235
                                       ===========   ===========   ===========   ===========


  Average Shares Outstanding .......     3,129,674     3,129,674     3,129,674     3,129,674

    BASIC EARNINGS PER SHARE .......   $      0.40   $      0.43   $      0.83   $      0.84


AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
June 30, 2000

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Six months ended June 30,
                                                                                    2000            1999
                                                                                -----------    ------------
  Operating Activities:
Net Income......................................................................$ 2,597,679    $  2,632,235
   Adjustments to reconcile net income to net cash from operating activities:
  Depreciation .................................................................    466,506         436,015
  Amortization of intangibles ..................................................    148,381         138,902
  Net amortization of premium on investment securities .........................    214,373         626,325
  Provision for loan losses ....................................................    475,000         150,000
  Net gain on sale of mortgage servicing rights ................................   (251,393)           --
  Net gain on sale of investment securities ....................................       (205)       (342,967)
  Net gain on sale of loans ....................................................   (636,762)       (846,529)
  Net increase in accrued interest receivable ..................................   (138,892)       (897,817)
  Net increase in accrued interest payable .....................................    409,874         119,336
  Real estate mortgage loans originated for sale ...............................(33,506,017)    (30,093,453)
  Proceeds from sale of real estate mortgage loans ............................. 30,730,233      29,920,693
  Net increase in other assets ................................................. (1,639,987)     (1,219,901)
  Net increase (decrease) in other liabilities .................................  1,140,693        (641,353)
  Net decrease from other operating activities .................................    150,266        (349,226)
                                                                                ------------    ------------
        Net cash provided (used) by operating activities .......................    159,749        (367,740)
Investing Activities:
  Investment securities available for sale:
      Proceeds from maturities and repayments .................................. 25,095,192      51,687,759
      Proceeds from sales ......................................................  1,577,278      37,727,462
      Purchases ................................................................ (7,536,431)   (142,487,764)
            377,709.............................................................    377,709           --
   Change in loans, net of real estate mortgage loans originated for sale ......(29,589,339)    (31,309,591)
   Purchase of premises and equipment ..........................................   (183,225)       (342,260)
   Proceeds from sale of premises and equipment ................................    118,297            --
                                                                                ------------    ------------
       Net cash used by investing activities ...................................(10,140,519)    (84,724,394)
Financing Activities:
   Net increase (decrease) in non-interest bearing demand deposits .............  1,621,569        (160,744)
   Net increase in interest bearing demand and savings deposits ................ 11,024,247       3,385,938
   Net increase (decrease) in time deposits .................................... (4,850,191)     (1,184,212)
   Net increase (decrease) in borrowed funds ................................... (8,899,803)     69,390,129
   Issuance (principal repayment) of long-term debt ............................       --            (7,232)
  Proceeds received in branch acquisition, net of assets acquired ..............  9,860,800            --
   Cash dividends paid .........................................................   (938,902)       (938,902)
                                                                                ------------    ------------
        Net cash provided by financing activities ..............................  7,817,720      70,484,977
                                                                                ------------    ------------

  Net Increase (Decrease) in Cash and Cash Equivalents ......................... (2,163,050)    (14,607,157)

Cash and Cash Equivalents Beginning Balance .................................... 16,597,610      30,063,201
                                                                                -----------    ------------
Cash and Cash Equivalents Ending Balance........................................$14,434,560    $ 15,456,044
                                                                                ============   ============

AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
June 30, 2000



CONSOLIDATED  STATEMENTS OF STOCKHOLDERS' EQUITY
Six months ended June 30, 2000 and 1999

                                                     2000            1999
                                                 ------------    ------------
Balance at January 1, ........................   $ 28,178,961    $ 36,447,493
Comprehensive results:
   Net Income ................................      2,597,679       2,632,235
   Unrealized security gain (loss), net of tax      1,993,635      (5,818,250)
   Reclassification adjustment, net of tax ...          7,697        (212,173)
                                                 ------------    ------------
    Total comprehensive results ..............      4,599,011      (3,398,188)
   Dividends declared ($0.30 per share 2000,
      $0.30 per share 1999) ..................       (938,902)       (938,902)
                                                 ------------    ------------
Balance at June 30, ..........................   $ 31,839,070    $ 32,110,403
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

AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
June 30, 2000


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

SUMMARY
     American Bancorporation (the "Company") recognized net income of $2,598,000 or $0.83 basic earnings per share, for the six months ended June 30, 2000, compared to net income of $2,632,000 or $0.84 basic earnings per share, for the six months ended June 30, 1999. Return on average assets and return on average equity were 0.72% and 17.68%, respectively, for the six months ended June 30, 2000 compared to 0.80% and 14.75%, respectively, for the six months ended June 30, 1999.

     Total assets at June 30, 2000 increased to $725,907,000, from $677,970,000 at June 30, 1999, an increase of 7.1%. Deposits increased to $467,540,000 at June 30, 2000, from $433,281,000 at June 30, 1999, an increase of 7.9%. Total stockholders' equity was $31,839,000 at June 30, 2000 compared with $32,110,000 at June 30, 1999, a decrease of 0.8%. Stockholders' equity, excluding net unrealized gains and losses, totalled $41,691,000 at June 30, 2000, an increase of $3,442,000 or 9.0% at June 30, 1999. The unrealized loss on investment securities available for sale, a result of market value adjustments, totalled $9,852,000 at June 30, 2000, compared to $6,139,000 at June 30, 1999. If these available for sale securities are held to maturity, no market value adjustment will be realized.


RESULTS OF OPERATIONS
       SIX MONTH COMPARISON

     Net Income. Net income for the six months ended June 30, 2000 amounted to $2,598,000, or $0.83 basic earnings per share, compared to net income of $2,632,000 or $0.84 basic earnings per share, for the six months ended June 30, 1999. The decrease was the result of an increase in the provision for loan losses which was offset by an increase in net interest income and other income as well as a decrease in other expenses.

     Net Interest Income. Net interest income before provision for loan losses for the six months ended June 30, 2000 amounted to $9,140,000, an increase of $183,000 or 2.0%, compared to the six months ended June 30, 1999. The increase resulted primarily from a $61,315,000 or 9.8% increase in average interest earning assets, which was partially offset by a 20 basis point decrease in the Company's margin.

AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
June 30, 2000



     Total interest income for the six months ended June 30, 2000 amounted to $26,133,000 an increase of $3,606,000 or 16.0%, compared to the six months ended June 30, 1999. The increase resulted primarily from an increase in the average interest earning assets and a 41 basis point increase in the average yield on earning assets. Average loans outstanding increased $79,749,000 or 25.3% with average commercial loans increasing $33,696,000 or 26.7%, average real estate loans increasing $23,709,000 or 17.1% and average consumer installment loans increasing $22,344,000 or 45.1%. The average yield on loans decreased from 8.48% in 1999 to 8.36% in 2000. Average investment securities and other short-term investments outstanding decreased $18,433,000 or 6.0%, while the average yield increased from 5.94% in 1999 to 6.64% in 2000.

     Total interest expense for the six months ended June 30, 2000 amounted to $16,993,000, an increase of $3,423,000 or 25.2% , compared to the six months ended June 30, 1999. The increase resulted primarily from a $71,947,000 or 12.5% increase in the average volume of interest bearing liabilities along with a 54 basis point increase in interest rates paid on such liabilities. Average NOW, money market and savings accounts increased $36,315,000 or 30.4%. Average time deposits decreased $6,402,000 or 2.3%. Average noninterest bearing accounts increased $2,073,000 or 5.6% and represented 8.5% of average total deposits for the six months ended June 30, 2000. Average borrowed funds increased $42,033,000 or 23.0%, while the average rate paid on borrowed funds increased from 4.99% in 1999 to 5.91% in 2000.

     Provision for Loan Losses. The loan loss provision for the six months ended June 30, 2000 was $475,000, compared to $150,000 for the same period in 1999. The increase in the loan loss provision resulted primarily from a $79,749,000 or 25.3% increase in the average loan portfolio for the six months ended June 30, 2000, compared to the same period in 1999.

     Other Income. Other income for the six months ended June 30, 2000 amounted to $1,832,000, a decrease of 6.4% compared to the six months ended June 30, 1999. There were security gains of $205 during the six months ended June 30, 1999, compared to net gains on sale of investment securities of $343,000 in 1999. Net gains on sale of loans totalled $637,000 in 2000 compared to $847,000 in 1999, a decrease of 24.8%. Other miscellaneous income in 2000 included a $120,000 gain on sale of former branch property and a $251,000 gain on the sale of mortgage servicing rights.

     Other Expense. Total other expense for the six months ended June 30, 2000 amounted to $7,232,000, a decrease of $210,000 or 2.8%, compared to the six months ended June 30, 1999. Salaries and employee benefits decreased $111,000 or 3.2%. Occupancy and equipment expense increased $38,000 or 3.0%. Other (miscellaneous) expenses decreased $138,000 or 5.1%.

     Provision for Income Taxes. The provision for income taxes for the six months ended June 30, 2000 was $667,000, compared to $690,000 for the six months ended June 30, 1999. The decrease is primarily the result of additional tax exempt income in 2000.

AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
June 30, 2000

RESULTS OF OPERATIONS
     QUARTER COMPARISON

     Net Income. Net income for the quarter ended June 30, 2000 amounted to $1,257,000, compared to net income of $1,348,000 for the quarter ended June 30, 1999. The decrease was the result of a decrease in net interest income and an increase in the provision for loan losses, which was partially offset by increases in other income.

     Net Interest Income. Net interest income before provision for loan losses for the quarter ended June 30, 2000 amounted to $4,498,000, a decrease of $155,000 or 3.3%, compared to the quarter ended June 30, 1999. The decrease resulted primarily from a 29 basis point decrease in the Company's margin, which was partially offset by a $48,687,000 increase in average interest earning assets.

     Total interest income for the quarter ended June 30, 2000 amounted to $13,191,000, an increase of $1,576,000 compared to the same period in 1999. The increase resulted primarily from an increase in the average volume of earning assets along with a 40 basis point increase in the average yield on earning assets. Average loans outstanding increased $76,721,000 or 23.7%. Average commercial loans increased $31,132,000 or 23.7%, average consumer installment loans increased $22,793,000 or 44.3%, while average real estate loans increased $22,795,000 or 16.1%. The average yield on loans decreased from 8.47% in 1999 to 8.38% in 2000.

     Average investment securities and other short-term investments decreased $28,034,000 and the yield increased from 6.04% in 1999 to 6.70% in 2000.

     Total interest expense for the quarter ended June 30, 2000 amounted to $8,693,000, an increase of $1,731,000 or 24.9%. The increase resulted primarily from a $55,912,000 or 9.5% increase in the average volume of interest bearing liabilities and a 67 basis point increase in interest rates paid on such liabilities.

     Provision for Loan Losses. The loan loss provision for the quarter ended June 30, 2000 was $295,000, compared to $75,000 for same period in 1999. The increase in the loan loss provision resulted primarily from a $76,721,000 or 23.7% increase in the average loan portfolio for the quarter ended June 30, 2000, compared to the same period in 1999.

      Other Income. Other income amounted to $1,029,000 for the quarter ended June 30, 2000, compared to $958,000 for the quarter ended June 30, 1999. Net gains on sale of loans decreased $76,000 or 17.2%. Net gain on sale of investment securities totalled $205 for the quarter ended June 30, 2000 compared to $75,000 for the same period in 1999.

AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
June 30, 2000


     Other Expense. Total other expense for the quarter ended June 30, 2000 amounted to $3,654,000, a decrease of $146,000 or 3.8%, compared to the same period in 1999. Salaries and employee benefits decreased $21,000 or 1.3%. Other (miscellaneous) expenses decreased $124,000 or 8.5%.

       Provision for Income Taxes. The provision for income taxes for the quarter ended June 30, 2000 was $320,000, compared to $389,000 for the quarter ended June 30, 1999. The decrease is primarily the result of additional tax-exempt income in 2000.




ASSET QUALITY

     Nonperforming loans totalled $3,389,000 or 0.8% of total loans at June 30, 2000, compared to $2,568,000 or 0.8% of total loans at June 30, 1999. Nonperforming loans at June 30, 2000 consisted of nonaccrual loans totalling $1,577,000, 90 day delinquent loans of $1,457,000, and restructured loans aggregating $355,000. Other real estate totalled $278,000 at June 30, 2000, compared to $533,000 at June 30, 1999.

CAPITAL RESOURCES

       Stockholders' equity totalled $31,839,000 at June 30, 2000. The Company's risk-based capital ratio was 13.7%, of which 12.9% constituted common stockholder equity, while the risk-based capital ratio for the Company's bank subsidiary, Wheeling National Bank, was 13.2%, with common stockholder equity of 12.3%. At June 30, 2000 the Company's leverage capital ratio was 7.3%, while the leverage ratio for Wheeling National Bank was 6.8%.

AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
June 30, 2000






                                                Three months ended June 30,                    Six months ended June 30,
                                                2000                   1999                   2000                 1999
                                         -------------------     ----------------      ------------------    -----------------
                                          Average     Yield/     Average   Yield/       Average    Yield/    Average    Yield/
                                          Balance      Rate      Balance     Rate       Balance     Rate      Balance    Rate
                                         ---------     ----      ---------   ----       --------     ----    ---------   ----

INTEREST EARNING ASSETS                   (000's)                 (000's)                (000's)              (000's)
 Loans
  Commercial..........................    $162,286     8.85%     $131,154    8.78%       $160,135    8.76%    $ 126,439    8.68%
  Real estate........................      164,352     7.66       141,557    7.86         162,427    7.68       138,718    8.00
  Installment-net...................        74,276     8.31        51,483    8.28          71,942    8.29        49,598    8.33
                                          --------               --------                --------              --------
   Total loans   ....................      400,915     8.38       324,194    8.47         394,504    8.36       314,756    8.48
 Investment securities
  Taxable............................      226,184     7.03       248,453    6.33         230,541    6.95       247,834    6.21
  Tax-exempt.........................       57,413     5.30        57,420    4.89          57,075    5.33        52,332    4.77
                                          --------               --------                --------              --------
   Total investment securities   ....      283,597     6.68       305,873    6.06         287,616    6.63       300,166    5.96
 Other short-term investments......          2,785     8.10         8,543    5.39           2,892    8.10         8,775    5.44
                                          --------               --------                --------              --------
    Total interest earning assets......   $687,297     7.68      $638,610    7.28        $685,012    7.63      $623,697    7.22
                                          ========               ========                ========              ========
INTEREST BEARING LIABILITIES
  Deposits
   NOW, Savings and MMDA...............   $159,066     3.56%     $120,534    2.27%       $155,590    3.43%     $119,275    2.26%
   Time...............................     268,894     5.74       271,070    5.39         266,225    5.64       272,627    5.45
                                          --------                -------                 -------              --------
    Total deposits....................     427,960     4.93       391,604    4.43         421,815    4.83       391,902    4.48
 Borrowed funds......................      206,125     6.11       186,563    5.04         211,979    5.91       169,939    4.99
  Long-term debt.....................       12,650     8.70        12,655    8.71          12,650    8.70        12,657    8.71
                                          --------                -------                 -------              --------
    Total interest
        bearing liabilities............   $646,735     5.38      $590,822    4.71        $646,444    5.26      $574,498    4.72
                                          ========               ========                ========              ========

MARGIN ANALYSIS
 (as a % of earning assets)
 Interest income................                       7.68%                 7.28%                   7.63%                 7.22%
 Interest expense................                      5.06                  4.37                    4.96                  4.35
                                                       ----                  ----                    ----                  ----
 Net interest income............                       2.62%                 2.91%                   2.67%                 2.87%
                                                       ====                  ====                    ====                  ====




Averages stated are month end average balances. Installment loans are stated net of unearned income. Average loans include nonaccrual loans. Yields do not reflect tax equivalent adjustments.

AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
June 30, 2000


Item 3.   Quantitative and Qualitative Disclosures about Market Risk

            Quantitative and qualitative disclosures about market risk are presented at December 31, 1999 in Item 7a. of the Company's Annual Report on Form 10-K, filed with the SEC on March 30, 2000. Management believes there have been no material changes in the Company's market risk since December 31, 1999.

Part II.   OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Securities Holders
            The Annual Meeting of Shareholders was held May 17, 2000. Proxies were solicited pursuant to Regulation 14 of the 1934 Act. Shares represented in person or by proxy totalled 2,851,103 or 91.10% of the shares then outstanding. Shareholders approved by affirmative vote the following proposals:

            1. To fix the number of positions for director at 10, with 2 vacancies that may be filled by the Board of Directors:

                   Vote For: 2,831,466      Against: 14,299      Abstain: 5,338

            2.       To elect John J. Malik,  Jr.,  Jeremy C. McCamic and Jolyon
                     W. McCamic directors for a three year term.

                                            Vote For   Vote Withheld    Abstain
                   John J. Malik, Jr.      2,840,756       10,347          0
                   Jeremy C. McCamic       2,840,413       10,690          0
                   Jolyon W. McCamic       2,840,453       10,650          0


          Continuing in the position of director were the following:

                                                                Term Expiring
                   Jack O. Cartner                                   2001
                   Paul W. Donahie                                   2001
                   Abigail M. Feinknopf                              2002
                   Jay T. McCamic                                    2002
                   Jeffrey W. McCamic                                2002


Item  6.  Exhibits and Reports on Form 8-K

         B. Reports on Form 8-K:

              Date                 Item             Description
         None

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        AMERICAN BANCORPORATION
                                                             (Registrant)


                                                         Jeremy C. McCamic
                                                         Chairman and
                                                         Chief Executive Officer


Date     8/15/00                                       /s/ Brent E. Richmond
                                                        Brent E. Richmond
                                                        Chief Operating Officer


Date      8/15/00                                      /s/ Jeffrey A. Baran
                                                        Jeffrey A. Baran
                                                        Chief Financial Officer