Form 10-Q
period 2000-09-30
AMERICAN BANCORPORATION /WV/
filed 2000-11-14
CIK 4570

FORM 10-Q QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number:               0-5893
                          American Bancorporation
             (Exact name of registrant as specified in its charter)
            Ohio                                             31-0724349
  State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                           Identification No.)

  1025 Main Street, Suite 800, Wheeling, WV                       26003
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

       October 6, 2000: 3,129,674 shares of Common stock without par value


                                                   Number of pages comprising
                                                   this report. . . . . .  13

AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
September 30, 2000

TABLE OF CONTENTS

Part I       FINANCIAL INFORMATION
Item  1      Financial Statements (Unaudited)
                 Condensed Consolidated Balance Sheets.....................   3
                 Condensed Consolidated Statements of Income...............   4
                 Condensed Consolidated Statements of
                           Cash Flows......................................   5
                 Condensed Consolidated Statements of
                           Changes in Stockholders' Equity.................   6
             Notes to the Consolidated Financial Statements (Unaudited)....   6
Item  2      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations......................   7
Item 3       Quantitative and Qualitative Disclosures about Market Risk....  12


Part II      OTHER INFORMATION
Item  1          Legal Proceedings......................................... None
Item  2          Changes in Securities and Use of Proceeds................. None
Item  3          Defaults Upon Senior Securities........................... None
Item  4          Submission of Matters to a
                             Vote of Security Holders...................... None
Item  5          Other Information......................................... None
Item  6          Exhibits and Reports on Form 8-K.......................... None

SIGNATURES               ..................................................   13

AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
September 30, 2000

Part 1         Financial Information
Item 1                Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                   September 30,             December 31,
                                                                2000             1999             1999
ASSETS
Cash and due from banks ................................   $  10,711,143    $   9,881,509    $  11,774,610
Federal funds sold .....................................       7,313,000        2,556,025        4,823,000
Investment securities available for sale ...............     273,208,327      311,206,707      298,153,127
Loans, net of unearned income ..........................     402,376,244      356,175,901      371,223,074
  Less allowance for loan losses .......................       3,500,624        3,046,300        3,079,796
                                                           -------------    -------------    -------------
                                                             398,875,620      353,129,601      368,143,278
Premises and equipment - net ...........................       9,780,518        9,670,676       10,214,208
Accrued interest receivable ............................       4,671,971        4,346,378        4,469,869
Excess of cost over net assets acquired ................       1,726,999        1,425,110        1,355,659
Other assets ...........................................       9,082,042       11,504,542       12,357,245
                                                           -------------    -------------    -------------
     TOTAL ASSETS ......................................   $ 715,369,620    $ 703,720,548    $ 711,290,996
                                                           =============    =============    =============

LIABILITIES
 Deposits
   Non-interest bearing ................................   $  40,148,099    $  39,106,678    $  37,959,587
   Interest bearing ....................................     441,020,137      393,666,003      411,317,906
                                                           -------------    -------------    -------------
       TOTAL DEPOSITS ..................................     481,168,236      432,772,681      449,277,493
 Borrowed funds ........................................     181,210,332      221,935,096      214,593,201
 Accrued interest payable ..............................       3,521,250        2,342,338        2,511,496
 Other liabilities .....................................       2,547,546        3,421,420        4,079,845
 Company obligated mandatorily redeemable trust
 preferred securities of subsidiary trust holding solely
 junior subordinated debentures of the Company .........      12,650,000       12,650,000       12,650,000
                                                           -------------    -------------    -------------
    TOTAL LIABILITIES ..................................     681,097,364      673,121,535      683,112,035

STOCKHOLDERS' EQUITY
  Preferred stock ......................................            --               --               --
  Common stock without par value, stated value
   $2.50, authorized 6,500,000 shares, issued and
   outstanding 3,129,674 ...............................       7,824,185        7,824,185        7,824,185
  Additional paid-in capital ...........................      10,301,982       10,301,982       10,301,982
  Retained earnings ....................................      24,222,903       21,005,172       21,906,156
 Accumulated other comprehensive
        results, net of tax benefit ....................      (8,076,814)      (8,532,326)     (11,853,362)
                                                           -------------    -------------    -------------
    TOTAL STOCKHOLDERS' EQUITY .........................      34,272,256       30,599,013       28,178,961
                                                           -------------    -------------    -------------
    TOTAL LIABILITIES AND
              STOCKHOLDERS' EQUITY .....................   $ 715,369,620    $ 703,720,548    $ 711,290,996
                                                           =============    =============    =============

AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
September 30, 2000


CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                            Three Months Ended          Nine Months Ended
                                              September 30,                September 30,
                                        -------------------------    -----------------------
                                           2000          1999          2000          1999

INTEREST INCOME
 Loans .............................   $ 8,765,083   $ 7,407,169   $25,249,254   $20,757,852
 Investment securities
  Taxable interest income ..........     3,770,802     4,110,312    11,780,587    11,799,777
  Non-taxable interest income ......       760,122       761,841     2,281,855     2,009,936
                                       -----------   -----------   -----------  ------------
                                         4.530,924     4,872,153    14,062,442    13,809,713
 Short-term investments ............        74,094        59,365       191,187       297,857
                                       -----------   -----------   -----------  ------------
   Total interest income ...........    13,370,101    12,338,687    39,502,883    34,865,422

INTEREST EXPENSE
 Deposits ..........................     5,697,235     4,398,073    15,878,111    13,179,804
 Borrowed funds ....................     3,285,757     3,184,231    10,097,677     7,972,108
                                       -----------   -----------   -----------  ------------
   Total interest expense ..........     8,982,992     7,582,304    25,975,788    21,151,912
                                       -----------   -----------   -----------  ------------
     NET INTEREST INCOME ...........     4,387,109     4,756,383    13,527,095    13,713,510
PROVISION FOR LOAN LOSSES ..........       210,000       120,000       685,000       270,000
                                       -----------   -----------   -----------  ------------
 Net interest income after
    provision for loan losses ......     4,177,109     4,636,383    12,842,095    13,443,510
OTHER INCOME
 Service charges on deposit accounts       237,823       242,828       664,500       659,272
 Net securities gains ..............           582          --             787       342,967
 Net gains on sale of loans ........       327,864       400,166       964,626     1,246,695
 Insurance commissions .............        15,564        19,847        61,305        62,797
 Other income ......................        95,411       155,646       818,171       464,325
                                       -----------   -----------   -----------  ------------
   Total other income ..............       677,244       818,487     2,509,389     2,776,056
OTHER EXPENSE
 Salaries and employee benefits ....     1,636,408     1,669,785     4,996,926     5,141,418
 Occupancy expense .................       647,973       657,373     1,968,444     1,939,004
 Other expenses ....................     1,189,854     1,384,816     3,740,837     4,074,017
                                       -----------   -----------   -----------  ------------
   Total other expense .............     3,474,235     3,711,974    10,706,207    11,154,439
                                       -----------   -----------   -----------  ------------
INCOME BEFORE INCOME TAXES .........     1,380,118     1,742,896     4,645,277     5,065,127
PROVISION FOR INCOME TAXES .........       252,697       391,747       920,177     1,081,743
                                       -----------   -----------   -----------  ------------
NET INCOME .........................   $ 1,127,421   $ 1,351,149   $ 3,725,100   $ 3,983,384
                                       ===========   ===========   ===========  ============

  Average Shares Outstanding .......     3,129,674     3,129,674     3,129,674     3,129,674

    BASIC EARNINGS PER SHARE .......   $      0.36   $      0.43   $      1.19   $      1.27


AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
September 30, 2000


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                                Nine months ended September 30,
                                                                                    2000             1999
                                                                                -----------       -----------
   Operating Activities:
  Net Income ...............................................................   $   3,725,100    $   3,983,384
  Adjustments to reconcile net income to net cash from operating activities:
    Depreciation ...........................................................         707,354          662,160
    Amortization of intangibles ............................................         235,301          208,354
    Net amortization of premium on investment securities ...................         298,004          819,775
    Provision for loan losses ..............................................         685,000          270,000
    Net gain on sale of mortgage servicing rights ..........................        (251,393)            --
    Net gain on sale of investment securities ..............................            (787)        (342,967)
    Net gain on sale of loans ..............................................        (964,626)      (1,246,695)
    Net increase in accrued interest receivable ............................        (202,039)        (953,041)
    Net increase in accrued interest payable ...............................         969,016           35,484
    Real estate mortgage loans originated for sale .........................     (50,639,874)     (82,838,353)
    Proceeds from sale of real estate mortgage loans .......................      51,046,884       81,672,625
    Net increase in other assets ...........................................        (393,179)        (616,269)
    Net decrease in other liabilities ......................................      (1,534,069)      (1,437,075)
    Net decrease from other operating activities ...........................        (249,437)        (203,576)
                                                                               -------------    -------------
         Net cash provided by operating activities .........................       3,431,255           13,806
Investing Activities:
    Investment securities available for sale:
         Proceeds from maturities and repayments ...........................      35,596,826       68,869,201
         Proceeds from sales ...............................................       2,727,527       37,727,462
         Purchases .........................................................      (7,585,564)    (168,388,123)
    Proceeds from the sale of mortgage servicing rights ....................       1,746,521             --
    Change in loans, net of real estate mortgage loans originated for sale .     (30,843,181)     (53,407,563)
    Purchase of premises and equipment .....................................        (280,463)        (597,254)
    Proceeds from sale of premises and equipment ...........................         140,096             --
                                                                               -------------   --------------
        Net cash provided (used) by investing activities ...................       1,501,762     (115,796,277)
Financing Activities:
    Net increase (decrease) in non-interest bearing demand deposits ........       2,170,938         (390,939)
    Net increase in interest bearing demand and savings deposits ...........       6,461,639        9,186,638
    Net increase (decrease) in time deposits ...............................      12,791,361       (7,263,213)
    Net increase (decrease) in borrowed funds ..............................     (33,382,869)      98,043,913
    Principal repayment of long-term debt ..................................            --            (11,242)
    Proceeds received in branch acquisition, net of assets acquired ........       9,860,800             --
    Cash dividends paid ....................................................      (1,408,353)      (1,408,353)
                                                                               -------------    -------------
         Net cash provided (used) by financing activities ..................      (3,506,484)      98,156,804
                                                                               -------------    -------------
   Net Increase (Decrease) in Cash and Cash Equivalents ....................       1,426,533      (17,625,667)

 Cash and Cash Equivalents Beginning Balance ...............................   $  16,597,610    $  30,063,201
                                                                               -------------    -------------
 Cash and Cash Equivalents Ending Balance ..................................   $  18,024,143    $  12,437,534
                                                                               =============    =============

AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
September 30, 2000


CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) Nine months ended September 30, 2000 and 1999

                                                      2000             1999
                                                  ------------    ------------
Balance at January 1, .........................   $ 28,178,961    $ 36,447,493
Comprehensive results:
    Net Income ................................      3,725,100       3,983,384
    Unrealized security gain (loss), net of tax      3,772,552      (8,211,338)
    Reclassification adjustment, net of tax ...          3,996        (212,173)
                                                  ------------    ------------
    Total comprehensive results ...............      7,501,648      (4,440,127)
    Dividends declared ($0.45 per share 2000,
      $0.45 per share 1999) ...................     (1,408,353)     (1,408,353)
                                                  ------------    ------------
Balance at September 30, ......................   $ 34,272,256    $ 30,599,013
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

AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
September 30, 2000

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

SUMMARY

     American Bancorporation (the "Company") recognized net income of $3,725,000 or $1.19 basic earnings per share for the nine months ended September 30, 2000, compared to net income of $3,983,000 or $1.27 basic earnings per share for the nine months ended September 30, 1999. Return on average assets and return on average equity were 0.69% and 16.1%, respectively, for the nine months ended September 30, 2000 compared to 0.79% and 15.5%, respectively, for the nine months ended September 30, 1999.

     Total assets at September 30, 2000 increased to $715,370,000, from $703,721,000 at September 30, 1999, an increase of 1.7%. Deposits increased to $481,168,000 at September 30, 2000, from $432,773,000 at September 30, 1999, an increase of 11.2%. Total stockholders' equity was $34,272,000 at September 30, 2000, compared with $30,599,000 at September 30, 1999, an increase of 12.0%. Stockholders' equity, excluding net unrealized gains and losses, totalled $42,349,000 at September 30, 2000, an increase of $3,218,000 or 8.2%, compared to September 30, 1999. The unrealized loss on investment securities available for sale, a result of market value adjustments, totalled $8,077,000, net of tax, at September 30, 2000, compared to $8,532,000, net of tax, at September 30, 1999. If these available for sale securities are held to maturity, no market value adjustment will be realized.



RESULTS OF OPERATIONS
       NINE MONTH COMPARISON

     Net  Income.  Net income  for the nine  months  ended  September  30,  2000 amounted to $3,725,000, or $1.19 basic earnings per share, compared to $3,983,000 or $1.27 basic earnings per share for the nine months ended September 30, 1999. The decrease was the result of a decrease in net interest income and an increase in the provision for loan losses which was offset by a decrease in other expenses.

     Net Interest Income. Net interest income before provision for loan losses for the nine months ended September 30, 2000 amounted to $13,527,000, a decrease of $187,000 or 1.4%, compared to the nine months ended September 30, 1999. The decrease resulted primarily from a 29 basis point decrease in the Company's net interest margin which was partially offset by a $47,809,000 or 7.5% increase in average interest earnings assets.

AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
September 30, 2000


     Total interest income for the nine months ended September 30, 2000 amounted to $39,503,000, an increase of $4,638,000 or 13.3%, compared to the nine months ended September 30, 1999. The increase resulted primarily from an increase in the average earnings assets and a 35 basis point increase in the average yield on earning assets. Average loans outstanding increased $70,818,000 or 21.7%, with average commercial loans increasing $30,384,000 or 23.0%, average real estate loans increasing $20,324,000 or 14.3%, and average consumer installment loans increasing $20,110,000 or 38.1%. The average yield on loans was 8.47% in 2000 and 1999, respectively. Average investment securities and other short-term investments outstanding decreased $23,009,000 or 7.4%, while the average yield increased from 6.05% in 1999 to 6.60% in 2000.

     Total interest expense for the nine months ended September 30, 2000 amounted to $25,976,000, an increase of $4,824,000 or22.8% compared to the nine months ended September 30, 1999. The increase resulted primarily from a $53,017,000 or 9.0% increase in the average volume of interest bearing liabilities along with a 61 basis point increase in interest rates paid on such liabilities. Average NOW, money market and savings accounts increased $34,107,000 or 28.1%. Average time deposits increased $748,000 or 0.3%. Average noninterest bearing accounts increased $1,415,000 or 3.7% and represented 8.5% of the average total deposits for the nine months ended September 30, 2000. Average borrowed funds increased $18,166,000 or 9.8%, while the average rate paid on borrowed funds increased from 5.12% in 1999 to 6.05% in 2000.

     Provision for Loan Losses. The loan loss provision for the nine months ended September 30, 2000 was $685,000 compared to $270,000 for the same period in 1999. The increase in the loan loss provision reflects management's assessment of the loan portfolio, general economic conditions and past loan experience.

     Other Income. Other income for the nine months ended September 30, 2000 amounted to $2,509,000, a decrease of 9.6%, compared to the nine months ended September 30, 1999. There were security gains of $787 during the nine months ended September 30, 2000 compared to net gains on sale of investment securities of $343,000 in 1999. Net gains on sale of loans totalled $965,000 in 2000 compared to $1,247,000 in 1999, a decrease of 22.6%. Other miscellaneous income in 2000 included a $120,000 gain on sale of former branch property and a $251,000 gain on the sale of mortgage servicing rights.

     Other Expense. Total other expense for the nine months ended September 30, 2000 amounted to $10,706,000, a decrease of $448,000 or 4.0%, compared to the nine months ended September 30, 1999. Salaries and employee benefits decreased $144,000 or 2.8%. Occupancy and equipment expense increased $29,000 or 1.5%. Other (miscellaneous) expenses decreased $333,000 or 8.2%.

     Provision for Income Taxes. The provision for income taxes for the nine months ended September 30, 2000 was $920,000, compared to $1,082,000 for the nine months ended September 30, 1999. The decrease is primarily the result of additional tax-exempt income in 2000 along with a decrease in income before taxes.

AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
September 30, 2000


RESULTS OF OPERATIONS
     QUARTER COMPARISON

     Net Income. Net income for the quarter ended September 30, 2000 amounted to $1,127,000, compared to net income of $1,351,000 for the quarter ended September 30, 1999. The decrease was the result of a decrease in net interest income and an increase in the provision for loan losses which was partially offset by a decrease in other expenses and a decrease in income taxes.

     Net Interest Income. Net interest income before provision for loan losses for the quarter ended September 30, 2000 amounted to $4,387,000, a decrease of $369,000 or 7.8%, compared to the quarter ended September 30, 1999. The decrease resulted primarily from a 30 basis point decrease in the Company's margin which was partially offset by a$20,795,000 or 3.1% increase in average interest earning assets.

     Total interest income for the quarter ended September 30, 2000 amounted to $13,370,000, an increase of $1,031,000 or 8.4%, compared to the same period in 1999. The increase resulted primarily from a $20,795,000 or 3.1% increase in the average volume of earning assets and a 38 basis point increase in the average yield on earning assets. Average loans outstanding increased $52,956,000 or 15.1%. Average commercial loans increased $23,761,000 or 16.7%, average installment loans increased $15,643,000 or 26.5%, and average real estate loans increased $13,552,000 or 9.1%. The average yield on loans increased from 8.46% in 1999 to 8.69% in 2000. Average investment securities and other short-term investments outstanding decreased $32,161,000 or 10.2%, while the average yield increased from 6.27% in 1999 to 6.52% in 2000.

       Total interest expense for the quarter ended September 30, 2000 amounted to $8,983,000, an increase of $1,401,000 or 18.5%, compared to the same period in 1999. The increase resulted primarily from a $15,156,000 or 2.4% increase in the average volume of interest bearing liabilities and a 76 basis point increase in interest rates paid on such liabilities.

       Provision for Loan Losses. The loan loss provision for the quarter ended September 30, 2000 was $210,000, compared to $120,000 for the same period in 1999. The increase in the loan loss provision reflects management's assessment of the loan portfolio, general economic conditions and past loan experience.

        Other Income. Other income amounted to $677,000 for the quarter ended September 30, 2000, compared to $818,000 for the quarter ended September 30, 1999. Net gains on sale of loans decreased $72,000 or 18.0% for the quarter ended September 30, 2000. Net gains on sale of investment securities totalled $582 for the quarter ended September 30, 2000, compared to $0 for the same period in 1999.

AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
September 30, 2000


       Other Expense. Total other expense for the quarter ended September 30, 2000 amounted to $3,474,000, a decrease of $238,000 or 6.4%, compared to the same period in 1999. Salaries and employee benefits decreased $33,000 or 2.0%. Occupancy and equipment expense decreased $9,000 or 1.4%. Other (miscellaneous) expenses decreased $195,000 or 14.1%.

       Provision for Income Taxes. The provision for income taxes for the quarter ended September 30, 2000 was $253,000, compared to $392,000 for the quarter ended September 30, 1999. The decrease is primarily the result of additional tax exempt income in 2000 along with a decrease in income before taxes.



ASSET QUALITY

       Nonperforming loans totalled $3,397,000 or 0.8% of total loans at September 30, 2000, compared to $2,730,000 or 0.7% at December 31, 1999.
Nonperforming loans at September 30, 2000 consisted of nonaccrual loans totalling $1,105,000, 90 day delinquent loans of $1,998,000, and restructured loans aggregating $294,000. Other real estate held totalled $677,000 at September 30, 2000, compared to $387,000 at December 31, 1999.

CAPITAL RESOURCES

       Stockholders' equity totalled $34,272,000 at September 30, 2000. The Company's risk-based capital ratio was 14.0%, of which 13.1% constituted common stockholders' equity, while the risk-based capital ratio for the Company's bank subsidiary, Wheeling National Bank, was 13.3%, with common stockholder equity of 12.4%. At September 30, 2000 the Company's leverage capital ratio was 7.4%, while the leverage ratio for Wheeling National Bank was 7.0%.

AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
September 30, 2000



                                                Three months ended September 30,            Nine months ended September 30,
                                                   2000                   1999                  2000                1999
                                             ------------------    -----------------      ----------------    -----------------
                                             Average     Yield/    Average    Yield/      Average   Yield/    Average    Yield/
                                              Balance     Rate      Balance    Rate        Balance   Rate      Balance    Rate
                                             ---------   ------    --------   ------      ---------  -----     --------   -----

INTEREST EARNING ASSETS                        (000's)              (000's)                 (000's)             (000's)
 Loans
  Commercial..............................    $166,424    9.46%     $142,663    8.77%      $162,231   9.00%     $131,847   8.71%
  Real estate............................      162,209    7.72       148,657    7.81        162,355   7.69       142,031   7.93
  Installment-net.......................        74,738    8.55        59,095    8.32         72,874   8.38        52,764   8.33
                                              --------              --------               --------             --------
   Total loans ..........................      403,371    8.69       350,415    8.46        397,460   8.47       326,642   8.47
 Investment securities
  Taxable................................      218,306    6.91       252,538    6.51        226,463   6.94       249,402   6.31
  Tax-exempt............................        59,075    5.15        58,644    5.20         57,742   5.27        54,436   5.53
                                              --------              --------               --------             --------
   Total investment securities...........      277,381    6.53       311,182    6.26        284,205   6.60       303,838   6.17
 Other short-term investments..........          5,204    5.69         3,564    6.66          3,662   6.96         7,038   5.64
                                              --------              --------               --------             --------
    Total interest earning assets.........    $685,956    7.80      $665,161    7.42       $685,327   7.69      $637,518   7.34
                                              ========              ========               ========             ========
INTEREST BEARING LIABILITIES
  Deposits
   NOW, Savings and MMDA..................    $154,897    3.67%     $125,206    2.46%      $155,359   3.51%     $121,252   2.33%
   Time..................................      283,219    6.04       268,171    5.41        271,890   5.78       271,142   5.44
                                              --------              --------               --------             --------
    Total deposits.......................      438,116    5.20       393,377    4.47        427,249   4.96       392,394   4.48
  Borrowed funds.........................      188,588    6.39       218,169    5.33        204,182   6.05       186,015   5.12
  Long-term debt........................        12,650    8.70        12,652    8.70         12,650   8.70        12,655   8.70
                                             ---------              --------               --------             --------
    Total interest bearing liabilities....    $639,354    5.62      $624,198    4.86       $644,081   5.38      $591,064   4.77
                                              ========              ========               ========             ========

MARGIN ANALYSIS
 (as a % of earning assets)
 Interest income................                          7.80%                 7.42%                7.69%                 7.34%
 Interest expense................                         5.24                  4.56                 5.06                  4.42
                                                          ----                  ----                 ----                  ----
 Net interest income............                          2.56%                 2.86%                2.63%                 2.92%
                                                         =====                  ====                 ====                  ====


Averages stated are month end average balances. Installment loans are stated net of unearned income.

Average loans include nonaccrual loans. Yields do not reflect tax equivalent adjustments.

AMERICAN BANCORPORATION FORM 10-Q Quarterly Report
September 30, 2000



Item 3. Quantitative and Qualitative Disclosures about Market Risk

            Quantitative and qualitative disclosures about market risk are presented at December 31, 1999 in Item 7a. of the Company's Annual Report on Form 10-K, filed with the SEC on March 31, 2000. Management believes there have been no material changes in the Company's market risk since December 31, 1999,



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

                                                        AMERICAN BANCORPORATION
                                                              (Registrant)


                                                        Jeremy C. McCamic
                                                        Chairman and
                                                        Chief Executive Officer



                                                        Brent E. Richmond
                                                        Chief Operating Officer



                                                        Jeffrey A. Baran
                                                        Chief Financial Officer