Form 10-K405
period 2000-12-31
AMERICAN BANCORPORATION /WV/
filed 2001-04-02
CIK 4570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

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

Yes No

Indicate by check mark if disclosure to delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by nonaffiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within 60 days prior to the date of filing.

$43,704,316 at February 28, 2001

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

3,129,674 shares of Common stock, without par value, at March 30, 2001

Number of pages Exhibit Index

comprising this located at

report . . . . . 71 Page . . . . . 15 & 17

DOCUMENTS INCORPORATED BY REFERENCE

Certain of the items listed in the table below are included in the Annual Report to Stockholders for the year ended December 31, 2000. With the exception of the pages listed in the index and hereby incorporated by reference, the 2000 Annual Report to Stockholders is not to be deemed filed as part of this report.

The Registrant will file a Definitive Proxy Statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of fiscal year 2000. Information contained therein is hereby incorporated by reference as indicated in the table below.

CROSS REFERENCE INDEX AND TABLE OF CONTENTS

Page Reference Form Annual Report Proxy

10-K to Shareholders Statement

Part I

Item 1 Business 3-12 IFC -

Item 2 Properties 13 - -

Item 3 Legal proceedings 14 - -

Item 4 Submission of matters to a

vote of security holders N/A

Part II

Item 5 Market for Registrants common stock and

related security holders matters - IFC, 52, 33 2 - 3, 11

Item 6 Selected financial data - 33 -

Item 7 Management's discussion and analysis of

financial condition and results of operations - 34 - 49 -

Item 7a. Quantitative and qualitative disclosures

about market risk - 47 - 48 -

Item 8 Financial statements and supplementary data 14 4 - 31 -

Item 9 Changes and disagreements with Accountants

on accounting and financial disclosures N/A

Part III

Item 10 Directors and executive officers

of the Registrant - - 4 - 7

Item 11 Executive compensation - - 8 - 10

Item 12 Security ownership of certain beneficial

owners and management - - 3

Item 13 Certain relationships and related transactions - - 12

Part IV

Item 14 Exhibits, financial statement schedules

and reports on Form 8K 14-15 - -

Part I

Item 1. Business

General

American Bancorporation (the "Registrant" or the "Company") is a bank holding company, headquartered in Wheeling, West Virginia which through its subsidiaries provides commercial and mortgage banking services to customers in central and eastern Ohio, southwestern Pennsylvania and northern West Virginia. The Company's principal subsidiary, Wheeling National Bank ("WNB" or the "Bank"), headquartered in St. Clairsville, Ohio, is a full-service commercial bank operating through 21 offices. As of December 31, 2000, the Company had consolidated total assets of $705.2 million, deposits of $496.1 million and stockholders' equity of $40.6 million.

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

The Company also originates mortgage loans through American Mortgages, Inc. ("AMI"), a wholly-owned subsidiary.

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

Lending Activities

The Company's lending activities are diversified between commercial, real estate and consumer type loans. At December 31, 2000 the Company's total loan portfolio amounted to $389.5 million or 55.2% of total consolidated assets. At December 31, 2000 real estate mortgage loans totalled $157.3 million, or 40.4% of the loan portfolio, commercial loans totalled $158.6 million, or 40.7% of the loan portfolio, and consumer installment loans totalled $73.6 million, or 18.9% of the loan portfolio. Total loans increased by $18.3 million or 4.9% between December 31, 1999 and December 31, 2000, as commercial loans increased $10.9 million or 7.4% and real estate mortgage loans decreased $0.8 million or 0.5%, while consumer installment loans increased $8.2 million or 12.5%.

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

Typically, commercial loans are personally guaranteed by the borrower-owner and are secured by accounts receivables, inventory and/or fixed assets including real estate and equipment. The credit risk associated with commercial lending is principally influenced by general economic conditions and the resulting impact on the borrower's operations, mitigated by collateral values. Commercial loans generally represent a higher risk than single family residential loans.

Real Estate Loans. Real estate loans to consumers are secured primarily by a first lien deed of trust. These loans are traditionally one-to-four family residential mortgages, have fixed interest rates, and generally amortize over a 20 to 30 year period with balloon payments due at the end of three to five years. Upon the expiration of each three to five year period, the Company may, but is not obligated to, renew the loan at the then current market rate for an additional three to five year period. These loans are limited generally to a loan to value ratio of 80% or less of the property value. With very few exceptions, the Company does not originate and retain 30 year fixed rate real estate loans.

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

Consumer Loans. Consumer loans made by the Company include automobile loans, recreational vehicle loans, boat loans, home improvement loans, and personal loans (collateralized and uncollateralized). These loans are a smaller balance, comparable group of loans to a diverse group of borrower's in the Bank's geographic area. Risks in this lending category include the possibility of general economic downturn which may cause an increase in credit losses.

Investment Activity

The investment policy of the Company provides that the Company should seek to maximize earnings consistent with prudent asset/liability management, liquidity and risk considerations. The Investment Committee is responsible for managing the Company's investment portfolio.

At December 31, 2000 the entire investment portfolio is classified as available for sale. The Company's investment portfolio is comprised primarily of obligations of U. S. Agencies and municipal securities. The Company will only acquire municipal securities "A" rated or better.

Market Area

The primary market area for the Company is central and eastern Ohio, southwestern Pennsylvania and northern West Virginia and consists of Franklin, Guernsey, Belmont, Harrison and Jefferson counties in Ohio; Washington county in Pennsylvania; and Brooke, Hancock, Marshall and Wetzel counties in West Virginia. The economy in eastern Ohio, southwestern Pennsylvania and northern West Virginia is primarily dependent on the coal, steel and chemical industries. A preponderance of the Company's commercial loans are generated in the Columbus, Ohio (Franklin County) metropolitan area. This area has experienced significant economic development and growth in recent years. Columbus enjoys a stable underlying economy and low unemployment due to the presence of the State government, the Ohio State University, the headquarters of several Fortune 500 companies, together with the regional and national headquarters of a number of insurance and other financial companies.

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

Employees

The Company, its affiliate bank and non-banking subsidiaries employed 170 full-time equivalent employees at December 31, 2000. None of these employees are represented by a collective bargaining agent, and the Company believes that it enjoys good relations with its personnel.

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

Capital Requirements.

The Bank is subject to regulatory capital requirements of the OCC which are substantially comparable to the regulatory capital requirements of the Federal Reserve Board applicable to bank holding companies such as the Company. At December 31, 2000, the regulatory capital of the Bank exceeded applicable requirements,

Prompt Corrective Action.

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

At December 31, 2000, the Bank had capital levels which qualified it as a "well capitalized" institution.

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

Brokered Deposits.

The FDIA restricts the use of brokered deposits by certain depository institutions. Under the FDIA and applicable regulations, (i) a "well capitalized insured depository institution" may solicit and accept, renew or roll over any brokered deposit without restriction, (ii) an "adequately capitalized insured depository institution" may not accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the FDIC and (iii) an "undercapitalized insured depository institution" may not (x) accept, renew or roll over any brokered deposit or (y) solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in such institution's normal market area or in the market area in which such deposits are being solicited. The term "undercapitalized insured depository institution" is defined to mean any insured depository institution that fails to meet the minimum regulatory capital requirement prescribed by its appropriate federal banking agency. The FDIC may, on a case-by-case basis and upon application by an adequately capitalized insured depository institution, waive the restriction on brokered deposits upon a finding that the acceptance of brokered deposits does not constitute, an unsafe or unsound practice with respect to such institution. The Bank had no brokered deposits outstanding at December 31, 2000.

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

Selected Statistical Information

The following tables and schedules, referenced in the index presented below, set forth certain consolidated statistical information of American Bancorporation, required of bank holding companies pursuant to Guide 3. Selected tables are set forth on pages 33 through 49 in the annual report to stockholders, which pages are hereby incorporated by reference in this Form 10-K. The information contained in the tables should be read in conjunction with the consolidated financial statements of American Bancorporation and the notes thereto appearing elsewhere in this Form 10-K.

Page Reference

Form Annual report

10K to stockholders

I. Distribution of assets, liabilities and stockholders' equity,

interest rates and interest differential

a. Average balance sheet - 33

b. Average earning assets and interest bearing

liabilities, interest earned and paid, yield and rates - 34

c Interest variances - 36

-37

II. Investment portfolio

a. Carrying value of investment securities by type - 44

b. Maturity and weighted average yield - 44

III. Loans

a. Types of loans - 41

b. Maturity and sensitivity to change in interest rates - 41

c. Non-performing loans - 42

IV. Summary of loan loss experience 12 43

V. Deposits

a. Average amount - 44

b. Maturity of time certificates of deposits in

excess of $100,000 - 44

VI. Return on equity and assets - 33

The following table summarizes the balance of the allowance for loan losses by the major loan categories. The table supplements that on page 43 of the Company's Annual Report to Stockholders for the year ended December 31, 2000, incorporated by reference herein.

Allowance Percent

amount in each category

(000's omitted) to total loans

December 31, 2000

Commercial, financial and agricultural $1,873 39.2

%

Real estate - construction - 1.6

Real estate - mortgage 304 40.3

Installment 938 18.9

Leases - 0.0

Unallocated 137 N/A

$3,252 100.0

%

December 31, 1999

Commercial, financial and agricultural $1,852 38.3

%

Real estate - construction - 1.5

Real estate - mortgage 429 42.6

Installment 676 17.6

Leases - 0.0

Unallocated 123 N/A

$3,080 100.0

%

December 31, 1998

Commercial, financial and agricultural $1,627 37.8

%

Real estate - construction - 0.4

Real estate - mortgage 409 45.5

Installment 494 16.3

Leases - 0.0

Unallocated 512 N/A

$3,042 100.0

%

December 31, 1997

Commercial, financial and agricultural $1,550 32.2

%

Real estate - construction - 0.3

Real estate - mortgage 762 45.8

Installment 641 21.7

Leases - 0.0

Unallocated 331 N/A

$3,284 100.0

%

December 31, 1996

Commercial, financial and agricultural $ 871 30.5

%

Real estate - construction - 0.7

Real estate - mortgage 515 50.3

Installment 434 18.5

Leases - 0.0

Unallocated 1,744 N/A

$3,564 100.0

%

ITEM 2. PROPERTIES

The Company and its non-banking subsidiaries conduct business from the Company's administrative headquarters in Wheeling, West Virginia and the Bank conducts business from its various office locations.

The net book value of the Company's office facilities, furniture and equipment, including leasehold improvements and property held for future expansion (less accumulated depreciation and amortization) at December 31, 2000 was $9.5 million. The Company does not believe that the termination of any of its leases would have a material effect on its operations.

Listed below are the locations of the Company's executive offices and the branch offices of the Bank that were operating as of December 31, 2000, as well as any proposed branch office locations. All buildings are owned by the Company unless otherwise indicated. Except as noted, the Company believes its property is suitable and adequate for its current and proposed needs. Approximate

Office Year Opened Sq. Feet

AMERICAN BANCORPORATION

Mull Center, Wheeling, West Virginia

Executive and non-bank subsidiary offices 1987 4,000

(1)

WHEELING NATIONAL BANK:

Ohio

Cambridge 1974 5,840

Cambridge - Drive-in 1989 14,000

Gahanna 1990 3,200

(1)

Gahanna - StoneRidge Plaza 1996

1,600

(1)

Reynoldsburg 1990 6,000

Flushing 1953 5,400

(1)

St. Clairsville 1991 8,000

St. Clairsville - Ohio Valley Mall 1994 3,088

(2)

Shadyside 1980 4,200

Freeport 1988 1,500

Barnesville 1994 2,000

Columbus 1993 1,350

(1)

Columbus (Administrative offices) 1994 2,419

(1)

Steubenville 1994 1,400

(2)

New Albany Proposed

West Virginia

Wheeling 1969 29,515

Wheeling - Drive-in 1991 18,583

New Martinsville 1978 2,800

Pine Grove 1983 1,125

Wheeling Island 1984 1,280

Elm Grove 1986 2,420

(1)

Weirton 1986 15,214

Weirton - Drive-in 1989 4,800

Weirton Heights 1990 1,500

(1)

Pennsylvania

Washington 1999 2,832

(1)

AMERICAN MORTGAGES, INC.

Elm Grove 1994 4,700

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

ITEM 14 .

EXHIBITS, FINANCIAL STATEMENT SCHEDULES,

AND REPORTS ON FORM 8-K

A. The following documents are filed as part of this report:

1. Financial Statements

Page reference

Annual Report

to Stockholders

Independent Auditors' Report

For the years ended December 31, 2000, 1999 and 1998 32

Consolidated financial statements

Consolidated balance sheets at December 31, 2000 and 1999 4

Consolidated statements of income for the years ended

December 31, 2000, 1999 and 1998 5

Consolidated statement of changes in stockholders' equity

for the years ended December 31, 2000, 1999 and 1998 6

Consolidated statements of cash flows for the years ended

December 31, 2000, 1999 and 1998 7

Notes to consolidated financial statements including

condensed financial information of Registrant 8 - 31

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

3.5 1988 Amendment to Amended Code of Regulations (a)

3.6 1990 Amendment to Amended Code of Regulations (a)

4.1 Specimen Common Share Certificate as of 12/15/88 (a)

10.1 American Bancorporation Senior Management

Incentive Compensation Plan (a)

10.2 Trust Preferred Securities Offering of American Bancorporation

Capital Trust I ("ABCT") (b)

10.3 Amended and Restated Trust Agreement of ABCT (b)

10.4 ABCT Preferred Securities Guarantee Agreement (b)

10.5 ABCT Trust Indenture (b)

10.6 American Bancorporation Agreement as to ABCT Expenses (b)

10.7 ABCT Preferred Securities Certificate (b)

10.8 Agreement and Plan of Merger by and between

Wesbanco, Inc. and American Bancorporation (c)

10.9 Stock Option Agreement by and between

Wesbanco, Inc. and American Bancorporation (c)

13.1 2000 Annual Report to Security Holders 18-71 21.1 Subsidiaries:

The following is a list of all subsidiaries of American Bancorporation, the jurisdiction of incorporation or organization, and the percentage of shares owned by American Bancorporation for each such subsidiary.

Jurisdiction Percentage

Name

Wheeling National Bank U.S. 100%

American Bancservices, Inc Ohio 100%

American Mortgages, Inc Ohio 100%

American Bancleasing, Inc Ohio 100%

American Bancdata Corporation Ohio 100%

American Bancorporation Capital Trust I Delaware 100%

The following footnote references are to documents incorporated by reference herein:

  Incorporated by reference to the same Exhibit number in the Form 10-K for the year ended December 31, 1997.
  Incorporated by reference to Form S-2 Registration Nos.: 333-49659 and 333-49659-01 effective April 21, 1998. Exhibit reference is contained on Page II-2.
  Incorporated by reference to Form 8-K effective February 28, 2001.

B. Reports on Form 8-K:

Date Item Number Description

February 28, 2001 Item 5. Other Events - Agreement to Merge

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on March 30, 2001.

AMERICAN BANCORPORATION

/s/ Jeremy C. McCamic

Jeremy C. McCamic

Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of March 30, 2001.

/s/ Jack O. Cartner /s/ Jeremy C. McCamic

Jack O. Cartner Jeremy C. McCamic

Director Director, Chairman and

Chief Executive Officer

/s/ Paul W. Donahie /s/ Jolyon W. McCamic

Paul W. Donahie Jolyon W. McCamic

Director Director

/s/ Abigail M. Feinknopf /s/ John J. Malik, Jr.

Abigail M. Feinknopf John J. Malik, Jr.

Director Director

/s/ Jay T. McCamic /s/ Brent E. Richmond

Jay T. McCamic Brent E. Richmond

Director President and Chief Operating Officer

/s/ Jeffrey W. McCamic /s/ Jeffrey A. Baran

Jeffrey W. McCamic Jeffrey A. Baran

Director and Vice Chairman Chief Financial Officer

EXHIBIT INDEX

Number Description SEC Page #

3.1 Fifth Amended Articles of Incorporation (a)

3.2 Amended Code of Regulations (a)

3.3 1987 Amendment to Fifth Amended Articles of Incorporation (a)

3.4 1987 Amendment to Amended Code of Regulations (a)

3.5 1988 Amendment to Amended Code of Regulations (a)

3.6 1990 Amendment to Amended Code of Regulations (a)

4.1 Specimen Common Share Certificate as of December 15, 1988 (a)

10.1 American Bancorporation Senior Management Incentive

Compensation Plan (a)

10.2 Trust Preferred Securities Offering of American Bancorporation

Capital Trust I ("ABCT") (b)

10.3 Amended and Restated Trust Agreement of ABCT (b)

10.4 ABCT Preferred Securities Guarantee Agreement (b)

10.5 ABCT Trust Indenture (b)

10.6 American Bancorporation Agreement as to ABCT Expenses (b)

10.7 ABCT Preferred Securities Certificate (b)

10.8 Agreement and Plan of Merger by and between

Wesbanco, Inc. and American Bancorporation (c)

10.9 Stock Option Agreement by and between

Wesbanco, Inc. and American Bancorporation (c)

13.1 2000 Annual Report to Security Holders (18 - 71)

21.1 Subsidiaries:

The following is a list of all subsidiaries of American Bancorporation, the jurisdiction of incorporation or organization, and the percentage of shares owned by American Bancorporation for each such subsidiary.

Jurisdiction Percentage

Name

Wheeling National Bank U.S. 100%

American Bancservices, Inc Ohio 100%

American Mortgages, Inc Ohio 100%

American Bancleasing, Inc Ohio 100%

American Bancdata Corporation Ohio 100%

American Bancorporation Capital Trust I Delaware 100%

The following footnote references are to documents incorporated by reference herein:

  Incorporated by reference to the same Exhibit number in the Form 10-K for the year ended December 31, 1997.
  Incorporated by reference to Form S-2 Registration Nos.: 333-49659 and 333-49659-01 effective April 21, 1998. Exhibit reference is contained on Page II-2.
  Incorporated by reference to Form 8-K effective February 28, 2001