Form 10-Q
period 2001-03-31
AMERICAN BANCORPORATION /WV/
filed 2001-05-15
CIK 4570

FORM 10-Q QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES AND EXCHANGE ACT OF 1934

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the period ended March 31, 2001

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

April 6, 2001: 3,129,674 shares of Common stock without par value

Number of pages comprising

this report. . . . . . . . . 12

TABLE OF CONTENTS

Part I FINANCIAL INFORMATION

Item 1 Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets 3

Condensed Consolidated Statements of Income 4

Condensed Consolidated Statements of

Cash Flows 5

Condensed Consolidated Statement of

Changes in Stockholders' Equity 6

Notes to the Consolidated Financial Statements (Unaudited) 6

Item 2 Management's Discussion and Analysis of Financial

Condition and Results of Operations 7

Item 3 Quantitative and Qualitative Disclosures

about Market Risk 11

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

March 31, December 31,

2001 2000 2000

ASSETS

Cash and due from banks $ 8,741,043 $ 10,996,219 $ 9,962,874

Federal funds sold 16,628,000 1,307,000 4,530,000

Investment securities available for sale 256,571,088 291,469,167 272,045,286

Loans, net of unearned income 378,611,117 396,189,345 389,524,004

Less allowance for loan losses 3,218,150 3,198,353 3,252,073

375,392,967 392,990,992 386,271,931

Due from broker 7,434,920 - -

Premises and equipment - net 9,397,966 10,026,301 9,538,072

Accrued interest receivable 4,402,113 4,432,815 4,736,395

Excess of cost over net assets acquired 1,559,133 1,286,208 1,643,066

Other assets 15,735,357 12,151,584 16,488,437

TOTAL ASSETS $695,862,587 $724,660,286 $705,216,061

LIABILITIES

Deposits

Non-interest bearing $ 38,780,494 $ 39,638,172 $ 41,213,045

Interest bearing 453,515,377 418,779,322 454,935,807

TOTAL DEPOSITS 492,295,871 458,417,494 496,148,852

Borrowed funds 140,228,414 215,223,595 149,376,008

Accrued interest payable 3,631,844 2,653,915 3,578,923

Other liabilities 3,244,212 5,294,422 2,900,945

Company obligated mandatorily redeemable

trust preferred securities of subsidiary trust

holding solely junior subordinated debentures

of the Company 12,650,000 12,650,000 12,650,000

TOTAL LIABILITIES 652,050,341 694,239,426 664,654,728

STOCKHOLDERS' EQUITY

Preferred stock - - -

Common stock without par value, stated value

$2.50, authorized 6,500,000 shares, issued

and outstanding 3,129,674 7,824,185 7,824,185 7,824,185

Additional paid-in capital 10,301,982 10,301,982 10,301,982

Retained earnings 25,284,509 22,777,532 24,733,853

Accumulated other comprehensive

results, net of tax benefit 401,570

(10,482,839

) (2,298,687

)

TOTAL STOCKHOLDERS' EQUITY 43,812,246 30,420,860 40,561,333

TOTAL LIABILITIES AND

STOCKHOLDERS' EQUITY $695,862,587 $724,660,286 $705,216,061

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Three Months ended March 31,

2001 2000

INTEREST INCOME

Loans $ 8,194,290 $8,086,983

Investment securities

Taxable interest income 3,420,956 4,032,817

Non-taxable interest income 758,709 761,232

4,179,665 4,794,049

Short-term investments 75,699 60,720

Total interest income 12,449,654 12,941,752

INTEREST EXPENSE

Deposits 5,953,172 4,909,847

Borrowed funds 2,423,474 3,389,850

Total interest expense 8,376,646 8,299,697

NET INTEREST INCOME 4,073,008 4,642,055

PROVISION FOR LOAN LOSSES 225,000 180,000

Net interest income after provision for loan losses 3,848,008 4,462,055

OTHER INCOME

Service charges on deposit accounts 224,046 208,797

Net securities gains 130,573 -

Net gains on sale of loans 39,029 272,025

Insurance commissions 17,528 23,765

Other income 284,884 298,967

Total other income 696,060 803,554

OTHER EXPENSE

Salaries and employee benefits 1,496,024 1,682,983

Occupancy expense 629,846 672,245

Other expenses 1,248,007 1,222,388

Total other expense 3,373,877 3,577,616

INCOME BEFORE INCOME TAXES 1,170,191 1,687,993

PROVISION FOR INCOME TAXES 150,084 347,166

NET INCOME $ 1,020,107 $ 1,340,827

Average Shares Outstanding 3,129,674 3,129,674

BASIC EARNINGS PER SHARE $ 0.33 $ 0.43

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three months ended March 31,

2001 2000

Operating Activities:

Net Income $ 1,020,107 $ 1,340,827

Adjustments to reconcile net income to net cash from operating activities:

Depreciation 216,154 230,902

Amortization of intangibles 83,933 69,451

Net amortization of premium on investment securities 108,034 109,292

Provision for loan losses 225,000 180,000

Net gain on sale of investment securities (130,573

) -

Net gain on sale of loans (39,029

) (272,025

)

Net decrease in accrued interest receivable 334,282

37,054

Net increase in accrued interest payable 52,921 142,419

Real estate mortgage loans originated for sale (2,876,187

) (14,001,804

)

Proceeds from sale of real estate mortgage loans originated for sale 2,878,583

13,010,450

Net increase in other assets (657,807

) (661,557

)

Net increase in other liabilities 97,144 1,214,578

Net increase (decrease) from other operating activities 2,015

(81,077

)

Net cash provided by operating activities 1,314,577

1,318,510

Investing Activities:

Investment securities available for sale:

Proceeds from maturities and repayments 7,875,724 9,942,609

Proceeds from sales 17,020,562 -

Purchases (12,479,217

) (1,157,421

)

Change in loans, net of real estate mortgage loans originated for sale 10,690,597

(23,764,335

)

Purchase of premises and equipment (76,048

) (52,995

)

Proceeds from sale of premises and equipment - 118,297

Net cash provided by (used) in investing activities 23,031,618

(14,913,845

)

Financing Activities:

Net increase (decrease) in non-interest bearing demand deposits (2,432,551

) 1,678,585

Net increase (decrease) in interest bearing demand and savings deposits (6,946,423

) 10,624,127

Net increase (decrease) in time deposits 5,525,993

(3,162,711

)

Net increase (decrease) in borrowed funds (9,147,594

) 630,394

Principal repayment of long-term debt -

-

Cash dividends paid (469,451

) (469,451

)

Net cash provided (used) by financing activities (13,470,026

) 9,300,944

Net Increase (Decrease) in Cash and Cash Equivalents 10,876,169

(4,294,391

)

Cash and Cash Equivalents Beginning Balance 14,492,874 16,597,610

Cash and Cash Equivalents Ending Balance $ 25,369,043 $ 12,303,219

Supplemental disclosure of cash-flow information:

Non-cash investing and financial activities:

Securities sold not settled 7,434,920 -

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

Three months ended March 31, 2001 and 2000

2001 2000

Balance at January 1, $40,561,333 $28,178,961

Comprehensive results:

Net Income 1,020,107 1,340,827

Unrealized security gain, net of tax 2,700,257 1,370,523

Reclassification adjustment, net of tax -

-

Total comprehensive results 3,720,364 2,711,350

Dividends declared ($0.15 per share 2001,

$0.15 per share 2000) (469,451

) (469,451

)

Balance at March 31, $43,812,246 $30,420,860

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The unaudited interim condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to a fair presentation of the financial position and results of operations. All adjustments are of a normal recurring nature. The notes to the financial statements contained in the 2000 Annual Report to Stockholders should be read in conjunction with these statements.

NOTE A - AGREEMENT AND PLAN OF MERGER

On February 22, 2001 the Company announced entering into a definitive Agreement and Plan of Merger (the "Agreement") with WesBanco, Inc. ("WesBanco") providing for the merger of the Company with and into a wholly-owned subsidiary of WesBanco to be formed for the purpose of effecting the merger, and the simultaneous merger of the Company's banking subsidiary, Wheeling National Bank, with and into WesBanco affiliate, WesBanco Bank, Inc. The transaction will be accounted for using the purchase method of accounting. Under the terms of the Agreement, WesBanco will exchange WesBanco common stock based upon a fixed exchange ratio of 1.1 shares of WesBanco common stock for each share of American Bancorporation common stock outstanding. The transaction is subject to approvals of the appropriate banking regulatory authorities and the shareholders of the Company. The Company granted an option to WesBanco to purchase 622,805 shares of its common stock at $18.00 per share. It is expected that the transaction will be completed during the third quarter of 2001.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The discussion and analysis, when read in conjunction with the consolidated financial statements and accompanying notes, is designed to provide information relevant to an assessment of financial performance and management's perception of significant events.

The following is a discussion of significant factors influencing operating performance and change in financial position during the interim periods presented. The discussion should be read in connection with the 2000 Annual Report and the financial statements appearing elsewhere herein.

SUMMARY

American Bancorporation (the "Company") recognized net income of $1,020,000 or $0.33 basic earnings per share, for the three months ended March 31, 2001, compared to net income of $1,341,000 or $0.43 basic earnings per share, for the three months ended March 31, 2000. Return on average assets and return on average equity were 0.59% and 9.55%, respectively, for the three months ended March 31, 2001 compared to 0.74% and 18.71%, respectively, for the three months ended March 31, 2000.

Total assets at March 31, 2001 decreased to $695,863,000, from $724,660,000 at March 31, 2000, a decrease of 4.0%. Loans outstanding at March 31, 2001 decreased to $378,611,000 from $396,321,000 at March 31, 2000, a decrease of 4.5%. Deposits increased to $492,296,000 at March 31, 2001, from $458,417,000 at March 31, 2000, an increase of 7.4%. Total stockholders' equity was $43,812,000 at March 31, 2001. Stockholders' equity, excluding net unrealized gains and losses, totalled $43,411,000 at March 31, 2001, an increase of $2,507,000 or 6.1% compared to March 31, 2000. The unrealized gain on investment securities available for sale, a result of market value adjustments, totalled $402,000 at March 31, 2001, compared to an unrealized loss of $10,483,000 at March 31, 2000. If these available for sale securities are held to maturity, no market value adjustment will be realized.

RESULTS OF OPERATIONS

QUARTER COMPARISON

Net Income. Net income for the three months ended March 31, 2001 amounted to $1,020,000, or $0.33 basic earnings per share, compared to net income of $1,341,000 or $0.43 basic earnings per share, for the three months ended March 31, 2000. The decrease was the result of decreases in net interest income and other income and an increase in the provision for loan loss which was partially offset by a decrease in other expenses.

Net Interest Income. Net interest income before provision for loan losses for the three months ended March 31, 2001 amounted to $4,073,000, a decrease of $569,000 or 12.3%, compared to the three months ended March 31, 2000. The decrease resulted primarily from a 24 basis point decrease in the Company's net interest margin.

Total interest income for the three months ended March 31, 2001 amounted to $12,450,000, a decrease of $492,000 or 3.8%, compared to the three months ended March 31, 2000. The decrease resulted primarily from a $25,274,000 decrease in average interest earning assets. Average loans outstanding decreased $6,860,000 or 1.8% with average commercial loans decreasing $3,406,000 or 2.2%, average real estate loans decreasing $5,788,000 or 3.6% and average consumer installment loans increasing $2,334,000 or 3.4%. The average yield on loans increased from 8.34% in 2000 to 8.60% in 2001. Average investment securities and other short-term investments outstanding decreased $18,414,000 or 6.2% while the average yield decreased from 6.59% in 2000 to 6.16% in 2001.

Total interest expense for the three months ended March 31, 2001 amounted to $8,377,000, an increase of $77,000 or 1.0%, compared to the three months ended March 31, 2000. The increase resulted primarily from a 37 basis point increase in interest rates paid on interest bearing liabilities which was partially offset by a $37,836,000 or 5.9% decrease in interest bearing liabilities. Average NOW, money market and savings accounts decreased $1,545,000 or 1.0%. Average time deposits increased $37,036,000 or 14.1%. Average non-interest bearing accounts increased $923,000 or 2.4% and represented 8.2% of average total deposits for the three months ended March 31, 2001. Average borrowed funds decreased $73,326,000 or 33.7%, while the average rate paid on borrowed funds increased from 5.72% in 2000 to 5.95% in 2001.

Provision for Loan Losses. The loan loss provision for the three months ended March 31, 2001 was $225,000, compared to $180,000 for the same period in 2000. Net loans charged off totalled $259,000 for the three months ended March 31, 2001, compared to $64,000 for the three months ended March 31, 2000. The increase in the loan loss provision reflects management's assessment of the loan portfolio, general economic conditions and past loan experience.

Other Income. Other income for the three months ended March 31, 2001 amounted to $696,000, a decrease of $107,000 or 13.4% compared to the three months ended March 31, 2000. Securities gains totalled $131,000 during the three months ended March 31, 2001, compared to no gains on sale of investment securities in 2000. Net gains on sale of loans totalled $39,000 in 2001, compared to $272,000 for the three months ended March 31, 2000, a decrease of 85.7%. Other (miscellaneous) income in 2000 included a $120,000 gain on sale of former branch property.

Other Expense. Total other expense for the three months ended March 31, 2001 amounted to $3,374,000, a decrease of $204,000 or 5.7%, compared to the three months ended March 31, 2000. Salaries and employee benefits decreased $187,000 or 11.1%. Occupancy and equipment expense decreased $43,000 or 6.3%. Other (miscellaneous) expenses increased $26,000 or 2.1%.

Provision for Income Taxes. The provision for income taxes for the three months ended March 31, 2001 was $150,000, compared to $347,000 for the three months ended March 31, 2000. The decrease is primarily the result of a decrease in income before taxes.

ASSET QUALITY

Nonperforming loans totalled $2,632,000 or 0.7% of total loans at March 31, 2001, compared to $3,297,000 or 0.8% at December 31, 2000. Nonperforming loans at March 31, 2001 consisted of nonaccrual loans totalling $765,000, 90 day delinquent loans of $1,603,000, and restructured loans aggregating $264,000. Other real estate held totalled $442,000 at March 31, 2001, compared to $444,000 at December 31, 2000.

CAPITAL RESOURCES

Stockholders' equity totalled $43,812,000 at March 31, 2001. The Company's risk-based capital ratio was 14.2%, of which 13.4% constituted common stockholder equity, while the risk-based capital ratio for the Company's bank subsidiary, Wheeling National Bank, was 13.5%, with common stockholders' equity of 12.7%. At March 31, 2001 the Company's leverage capital ratio was 7.8%, while the leverage ratio for Wheeling National Bank was 7.5%.

Three months ended March 31,

2001 2000

Average Yield/ Average Yield/

Balance Rate Balance Rate

INTEREST EARNING ASSETS (000's) (000's)

Loans

Commercial $154,579 9.02

% $157,985 8.66

%

Real estate 154,714 7.89 160,502 7.70

Installment-net 71,941 8.46 69,607 8.27

Total loans 381,234 8.60 388,094 8.34

Investment securities

Taxable 204,636 6.69 234,898 6.87

Tax-exempt 62,894 4.83 56,738 5.37

Total investment securities 267,530 6.25 291,636 6.58

Other short-term investments 8,690 3.48 2,998 8.10

Total interest earning assets $657,454 7.57 $682,728 7.58

INTEREST BEARING LIABILITIES

Deposits

NOW, Savings and MMDA $150,570 3.48

% $152,115 3.31

%

Time 300,592 6.18 263,556 5.54

Total deposits 451,162 5.28 415,671 4.72

Borrowed funds 144,507 5.95 217,834 5.72

Long-term debt 12,650 8.70 12,650 8.70

Total interest

bearing liabilities $608,319 5.51 $646,155 5.14

MARGIN ANALYSIS

(as a % of earning assets)

Interest income 7.57

% 7.58

%

Interest expense 5.09 4.86

Net interest income 2.48

% 2.72

%

Averages stated are month end average balances. Installment loans are stated net of unearned income.

Average loans include nonaccrual loans. Yields do not reflect tax equivalent adjustments.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk are presented at December 31, 2000 in Item 7a of the Company's Annual Report on Form 10-K filed with the SEC on April 2, 2001. Management believes there have been no material changes in the Company's market risk since December 31, 2000.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

B. Reports on Form 8-K:

Date Item Description

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BANCORPORATION

(Registrant)

Date May 15, 2001 /s/ Jeremy C. McCamic

Jeremy C. McCamic

Chairman and

Chief Executive Officer

Date May 15, 2001 /s/ Brent E. Richmond

Brent E. Richmond

President and

Chief Operating Officer

Date May 15, 2001 /s/ Jeffrey A. Baran

Jeffrey A. Baran

Chief Financial Officer