Form 10-Q
period 2001-06-30
AMERICAN BANCORPORATION /WV/
filed 2001-08-14
CIK 4570

FORM 10-Q QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES AND EXCHANGE ACT OF 1934

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the period ended June 30, 2001

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

August 14, 2001: 3,129,674 shares of Common stock without par value

Number of pages comprising

this report. . . . . . . . . 13

TABLE OF CONTENTS

Part I FINANCIAL INFORMATION

Item 1 Financial Statements

Condensed Consolidated Balance Sheets 3

Condensed Consolidated Statements of Income 4

Condensed Consolidated Statements of

Cash Flows 5

Condensed Consolidated Statements of

Stockholders' Equity 6

Notes to the Condensed Consolidated Financial Statements 6

Item 2 Management's Discussion and Analysis of Financial

Condition and Results of Operations 7

Item 3 Quantitative and Qualitative Disclosures about Market Risk 12

Part II OTHER INFORMATION

Item 1 Legal Proceedings None

Item 2 Changes in Securities None

Item 3 Defaults Upon Senior Securities None

Item 4 Submission of Matters to a

Vote of Security Holders 12

Item 5 Other Information None

Item 6 Exhibits and Reports on Form 8-K None

SIGNATURES 13

Part 1 Financial Information

Item 1 Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

June 30, December 31,

2001 2000 2000

ASSETS

Cash and due from banks $ 10,632,893 $ 10,914,263 $ 9,962,874

Federal funds sold 21,797,000 3,520,297 4,530,000

Investment securities available for sale 261,933,951 282,030,874 272,045,286

Loans, net of unearned income 367,222,488 404,086,996 389,524,004

Less allowance for loan losses 3,143,368 3,400,288 3,252,073

364,079,120 400,686,708 386,271,931

Premises and equipment - net 9,273,953 9,945,927 9,538,072

Accrued interest receivable 4,162,598 4,608,824 4,736,395

Excess of cost over net assets acquired 1,475,200 1,813,919 1,643,066

Other assets 16,287,216 12,385,995 16,488,437

TOTAL ASSETS $689,641,931 $725,906,807 $705,216,061

LIABILITIES

Deposits

Non-interest bearing $ 39,970,722 $ 39,598,730 $ 41,213,045

Interest bearing 446,686,719 427,941,193 454,935,807

TOTAL DEPOSITS 486,657,441 467,539,923 496,148,852

Borrowed funds 141,173,774 205,693,398 149,376,008

Accrued interest payable 3,604,107 2,962,108 3,578,923

Other liabilities 2,079,599 5,222,308 2,900,945

Company obligated mandatorily redeemable

trust preferred securities of subsidiary trust

holding solely junior subordinated debentures

of the Company 12,650,000 12,650,000 12,650,000

TOTAL LIABILITIES 646,164,921 694,067,737 664,654,728

STOCKHOLDERS' EQUITY

Preferred stock - - -

Common stock without par value, stated value

$2.50, authorized 6,500,000 shares, issued and

outstanding 3,129,674 7,824,185 7,824,185 7,824,185

Additional paid-in capital 10,301,982 10,301,982 10,301,982

Retained earnings 25,636,636 23,564,933 24,733,853

Accumulated other comprehensive

results, net of tax benefit (285,793

) (9,852,030

) (2,298,687

)

TOTAL STOCKHOLDERS' EQUITY 43,477,010 31,839,070 40,561,333

TOTAL LIABILITIES AND

STOCKHOLDERS' EQUITY $689,641,931 $725,906,807 $705,216,061

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Quarter ended June 30, Six Months ended June 30,

2001 2000 2001 2000

INTEREST INCOME

Loans $ 7,739,806 $8,397,188 $15,934,096 $16,484,171

Investment securities

Taxable interest income 2,780,241 3,976,968 6,201,197 8,009,785

Non-taxable interest income 913,023 760,501 1,671,732 1,521,733

3,693,264 4,737,469 7,872,929 9,531,518

Short-term investments 295,564 56,373 371,263 117,093

Total interest income 11,728,634 13,191,030 24,178,288 26,132,782

INTEREST EXPENSE

Deposits 5,688,812 5,271,029 11,641,984 10,180,876

Borrowed funds 2,378,375 3,422,070 4,801,849 6,811,920

Total interest expense 8,067,187 8,693,099 16,443,833 16,992,796

NET INTEREST INCOME 3,661,447 4,497,931 7,734,455 9,139,986

PROVISION FOR LOAN LOSSES 225,000 295,000 450,000 475,000

Net interest income after

provision for loan losses 3,436,447 4,202,931 7,284,455 8,664,986

OTHER INCOME

Service charges on deposit accounts 241,310 217,880 465,356 426,677

Net securities gains 96,447

205 227,020

205

Net gains on sale of loans 16,899 364,737 55,928 636,762

Insurance commissions 10,829 21,976 28,357 45,741

Other income 271,622 423,793 556,506 722,760

Total other income 637,107 1,028,591 1,333,167 1,832,145

OTHER EXPENSE

Salaries and employee benefits 1,431,567 1,677,535 2,927,591 3,360,518

Occupancy expense 579,463 648,226 1,209,309 1,320,471

Other expenses 1,273,357 1,328,595 2,521,364 2,550,983

Total other expense 3,284,387 3,654,356 6,658,264 7,231,972

INCOME BEFORE INCOME TAXES 789,167 1,577,166 1,959,358 3,265,159

PROVISION (CREDIT) FOR INCOME TAXES (32,411

) 320,314 117,673 667,480

NET INCOME $ 821,578 $ 1,256,852 $ 1,841,685 $ 2,597,679

Average Shares Outstanding 3,129,674 3,129,674 3,129,674 3,129,674

BASIC EARNINGS PER SHARE $ 0.26 $ 0.40 $ 0.59 $ 0.83

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six months ended June 30,

2001 2000

Operating Activities:

Net Income $ 1,841,685 $ 2,597,679

Adjustments to reconcile net income to net cash from operating activities:

Depreciation 428,368 466,506

Amortization of intangibles 167,866 148,381

Net amortization of premium on investment securities 198,652 214,373

Provision for loan losses 450,000 475,000

Net gain on sale of mortgage servicing rights -

(251,393

)

Net gain on sale of investment securities (227,020

) (205

)

Net gain on sale of loans (55,928

) (636,762

)

Net (increase) decrease in accrued interest receivable 573,797

(138,892

)

Net increase in accrued interest payable 25,184 409,874

Real estate mortgage loans originated for sale (6,696,387

) (33,506,017

)

Proceeds from sale of real estate mortgage loans 6,832,248 30,730,233

Net increase in other assets (811,918

) (1,639,987

)

Net increase (decrease) in other liabilities (821,346

) 1,140,693

Net increase (decrease) from other operating activities (220,569

) 150,266

Net cash provided by operating activities 1,684,632

159,749

Investing Activities:

Investment securities available for sale:

Proceeds from maturities and repayments 28,189,245 25,095,192

Proceeds from sales 38,471,489 1,577,278

Purchases (53,274,429

) (7,536,431

)

Proceeds from the sale of mortgage servicing rights - 377,709

Net change in loans, net of real estate mortgage loans originated for sale 21,662,878

(29,589,339

)

Purchase of premises and equipment (164,249

) (183,225

)

Proceeds from sale of premises and equipment - 118,297

Net cash provided by (used) in investing activities 34,884,934

(10,140,519

)

Financing Activities:

Net increase (decrease) in non-interest bearing demand deposits (1,242,323

) 1,621,569

Net increase (decrease) in interest bearing

demand and savings deposits (2,732,058

) 11,024,247

Net decrease in time deposits (5,517,030

) (4,850,191

)

Net decrease in borrowed funds (8,202,234

) (8,899,803

)

Proceeds received in branch acquisition, net of assets acquired - 9,860,800

Cash dividends paid (938,902

) (938,902

)

Net cash provided by (used) in financing activities (18,632,547

) 7,817,720

Net Increase (Decrease) in Cash and Cash Equivalents 17,937,019

(2,163,050

)

Cash and Cash Equivalents Beginning Balance 14,492,874 16,597,610

Cash and Cash Equivalents Ending Balance $32,429,893 $14,434,560

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

Six months ended June 30, 2001 and 2000

2001 2000

Balance at January 1, $40,561,333 $28,178,961

Comprehensive results:

Net Income 1,841,685 2,597,679

Unrealized security gain (loss), net of tax 2,005,526

1,993,635

Reclassification adjustment, net of tax 7,368

7,697

Total comprehensive results 3,854,579

4,599,011

Dividends declared ($0.30 per share 2001,

$0.30 per share 2000) (938,902

) (938,902

)

Balance at June 30, $43,477,010 $31,839,070

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Under the terms of the Agreement, WesBanco would exchange WesBanco common stock based upon a fixed exchange ration of 1.1 shares of WesBanco common stock for each share of American Bancorporation common stock outstanding. The transaction would be accounted for using the purchase method of accounting. The Company granted an option to WesBanco to purchase 622,805 shares of its common stock at $18.00 per share.

WesBanco's banking subsidiary, WesBanco Bank Inc., has received preliminary notification from its bank regulatory agency of a downgrading of the bank's Community Reinvestment Act rating. The impact of this change could be anticipated to adversely affect the ability of WesBanco to obtain regulatory approval needed to complete the transaction.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The discussion and analysis, when read in conjunction with the condensed consolidated financial statements and accompanying notes, is designed to provide information relevant to an assessment of financial performance and management's perception of significant events.

The following is a discussion of significant factors influencing operating performance and changes in financial position during the interim periods presented. The discussion should be read in connection with the 2000 Annual Report to Stockholders and the condensed consolidated financial statements appearing elsewhere herein.

SUMMARY

American Bancorporation (the "Company") recognized net income of $1,842,000 or $0.59 basic earnings per share, for the six months ended June 30, 2001, compared to net income of $2,598,000 or $0.83 basic earnings per share, for the six months ended June 30, 2000. Return on average assets and return on average equity were 0.53% and 8.62%, respectively, for the six months ended June 30, 2001 compared to 0.72% and 17.68%, respectively, for the six months ended June 30, 2000.

Total assets at June 30, 2001 decreased to $689,642,000, from $725,907,000 at June 30, 2000, a decrease of 5.0%. Deposits increased to $486,657,000 at June 30, 2001, from $467,540,000 at June 30, 2000, an increase of 4.1%. Total stockholders' equity was $43,477,000 at June 30, 2001 compared with $31,839,000 at June 30, 2000, an increase of 36.6%. Stockholders' equity, excluding net unrealized gains and losses, totalled $43,763,000 at June 30, 2001, an increase of $2,072,000 or 5.0% compared to June 30, 2000. The unrealized loss on investment securities available for sale, a result of market value adjustments, totalled $286,000 at June 30, 2001, compared to $9,852,000 at June 30, 2000. If these available for sale securities are held to maturity, no market value adjustment will be realized.

RESULTS OF OPERATIONS

SIX MONTH COMPARISON

Net Income. Net income for the six months ended June 30, 2001 amounted to $1,842,000, or $0.59 basic earnings per share, compared to net income of $2,598,000 or $0.83 basic earnings per share, for the six months ended June 30, 2000. The decrease was the result of decreases in net interest income and other income which was partially offset by a decrease in the provision for loan losses and a decrease in other expenses.

Net Interest Income. Net interest income before provision for loan losses for the six months ended June 30, 2001 amounted to $7,734,000, a decrease of $1,406,000 or 15.4%, compared to the six months ended June 30, 2000. The decrease resulted primarily from a $31,069,000 or 4.5% decrease in average interest earning assets and a 30 basis point decrease in the Company's net interest margin.

Total interest income for the six months ended June 30, 2001 amounted to $24,178,000 a decrease of $1,955,000 or 7.5%, compared to the six months ended June 30, 2000. The decrease resulted primarily from a decrease in the average interest earning assets and a 24 basis point decrease in the average yield on earning assets. Average loans outstanding decreased $18,310,000 or 4.6% with average commercial loans decreasing $5,350,000 or 3.3%, average real estate loans decreasing $11,175,000 or 6.9% and average consumer installment loans decreasing $1,786,000 or 2.5%. The average yield on loans increased from 8.36% in 2000 to 8.47% in 2001. Average investment securities and other short-term investments outstanding decreased $12,759,000 or 4.4%, while the average yield decreased from 6.64% in 2000 to 5.94% in 2001.

Total interest expense for the six months ended June 30, 2001 amounted to $16,444,000, a decrease of $549,000 or 3.2% , compared to the six months ended June 30, 2000. The decrease resulted primarily from a $41,275,000 or 6.4% decrease in the average volume of interest bearing liabilities which was partially offset by a 17 basis point increase in interest rates paid on such liabilities. Average NOW, money market and savings accounts decreased $3,573,000 or 2.3%. Average time deposits increased $31,741,000 or 11.9%. Average noninterest bearing accounts increased $463,000 or 1.2% and represented 8.1% of average total deposits for the six months ended June 30, 2001. Average borrowed funds decreased $69,442,000 or 32.8%, while the average rate paid on borrowed funds increased from 5.91% in 2000 to 5.97% in 2001.

Provision for Loan Losses. The loan loss provision for the six months ended June 30, 2001 was $450,000, compared to $475,000 for the same period in 2000. Net loans charged off totalled $559,000 for the six months ended June 30, 2001, compared to $155,000 for the six months ended June 30, 2000. The loan loss provision reflects management's assessment of the loan portfolio, general economic conditions and past loan experience.

Other Income. Other income for the six months ended June 30, 2001 amounted to $1,333,000, a decrease of 27.2%, compared to the six months ended June 30, 2000. There were security gains of $227,000 during the six months ended June 30, 2001, compared to net gains on sale of investment securities of $205 in 2000. Net gains on sale of loans totalled $56,000 in 2001 compared to $637,000 in 2000, a decrease of 91.2%. Other miscellaneous income in 2000 included a $120,000 gain on sale of former branch property and a $251,000 gain on the sale of mortgage servicing rights.

Other Expense. Total other expense for the six months ended June 30, 2001 amounted to $6,658,000, a decrease of $574,000, compared to the six months ended June 30, 2000. Salaries and employee benefits decreased $433,000 or 12.9%. Occupancy and equipment expense decreased $111,000 or 8.4%. Other miscellaneous expenses decreased $30,000 or 1.2%.

Provision for Income Taxes. The provision for income taxes for the six months ended June 30, 2001 was $118,000, compared to $667,000 for the six months ended June 30, 2000. The decrease is primarily the result of a decrease in income before taxes coupled with an increased level of tax-free income.

RESULTS OF OPERATIONS

QUARTER COMPARISON

Net Income. Net income for the quarter ended June 30, 2001 amounted to $822,000, compared to net income of $1,259,000 for the quarter ended June 30, 2000. The decrease was the result of a decrease in net interest income and other income, which was partially offset by decreases in other expenses and provision for income taxes.

Net Interest Income. Net interest income before provision for loan losses for the quarter ended June 30, 2001 amounted to $3,661,000, a decrease of $837,000 or 18.6%, compared to the quarter ended June 30, 2000. The decrease resulted primarily from a 37 basis point decrease in the Company's net interest margin.

Total interest income for the quarter ended June 30, 2001 amounted to $11,729,000, a decrease of $1,462,000 compared to the same period in 2000. The decrease resulted primarily from a $36,866,000 decrease in the average interest earning assets along with a 47 basis point decrease in the average yield on earning assets. Average loans outstanding decreased $29,761,000 or 7.4%. Average commercial loans decreased $7,295,000 or 4.5%, average consumer installment loans decreased $5,904,000 or 7.9%, while average real estate loans decreased $16,562,000 or 10.1%.

Average investment securities and other short-term investments decreased $7,105,000 and the yield decreased from 6.70% in 2000 to 5.71% in 2001.

Total interest expense for the quarter ended June 30, 2001 amounted to $8,067,000, a decrease of $626,000 or 7.2%. The decrease resulted primarily from a $44,714,000 or 6.9% decrease in the average volume of interest bearing liabilities. Average NOW, money market and savings accounts decreased $5,602,000 or 3.5%. Average time deposits increased $26,446,000 or 9.8%. Average non-interest bearing accounts increased $2,000 and represented 8.1% of average total deposits for the quarter ended June 30, 2001. Average borrowed funds decreased $55,558,000 or 25.4%, while the average rate paid on borrowed funds decreased from 6.11% in 2000 to 5.98% in 2001.

Provision for Loan Losses. The loan loss provision for the quarter ended June 30, 2001 was $225,000, compared to $295,000 for same period in 2000. Net loans charged off totalled $300,000 for the quarter ended June 30, 2001, compared to $91,000 for the quarter ended June 30, 2000. The loan loss provision reflects management's assessment of the loan portfolio, general economic conditions and past loan experience.

Other Income. Other income amounted to $637,000 for the quarter ended June 30, 2001, compared to $1,029,000 for the quarter ended June 30, 2001. Securities gains totalled $96,000 for the quarter ended June 30, 2001 compared to $205 for the same period in 2000. Net gains on sale of loans totalled $17,000 for the quarter ended June 30, 2001, compared to $365,000 for the quarter ended June 30, 2000, a decrease of 95.3%. Other miscellaneous income for the quarter ended June 30, 2000 included a $251,000 gain on the sale of mortgage servicing rights.

Other Expense. Total other expense for the quarter ended June 30, 2001 amounted to $3,284,000, a decrease of $370,000 or 10.1%, compared to the same period in 2000. Salaries and employee benefits decreased $246,000 or 14.7%. Other miscellaneous expenses decreased $56,000 or 4.2%.

Provision (Credit) for Income Taxes. The Company had a $32,000 credit for income taxes for the quarter ended June 30, 2001, compared to a provision of $320,000 for the quarter ended June 30, 2000. The decrease is primarily the result of additional tax-exempt income in 2001 along with a decrease in income before taxes. A benefit was recorded as a result of net tax-free interest income exceeding pre-tax income.

ASSET QUALITY

Nonperforming loans totalled $1,957,000 or 0.5% of total loans at June 30, 2001, compared to $3,389,000 or 0.8% of total loans at June 30, 2000. Nonperforming loans at June 30, 2001 consisted of nonaccrual loans totalling $582,000, 90 day delinquent loans of $1,128,000, and restructured loans aggregating $247,000. Other real estate totalled $665,000 at June 30, 2001, compared to $278,000 at June 30, 2000.

CAPITAL RESOURCES

Stockholders' equity totalled $43,477,000 at June 30, 2001. The Company's risk-based capital ratio was 14.5%, of which 13.7% constituted common stockholder equity, while the risk-based capital ratio for the Company's bank subsidiary, Wheeling National Bank, was 13.9%, with common stockholder equity of 13.1%. At June 30, 2001 the Company's leverage capital ratio was 7.9%, while the leverage ratio for Wheeling National Bank was 7.6%.

NEW ACCOUNTING STANDARDS

In July of 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets".

Statement No. 141 requires all business combinations to be accounted for using the purchase method of accounting as use of the pooling-of-interests method is prohibited. In addition, this Statement requires that negative goodwill that exists after the basis of certain acquired assets is reduced to zero should be recognized as an extraordinary gain. The provisions of this Statement apply to all business combinations initiated after June 30, 2001.

Statement No. 142 prescribes that goodwill associated with a business combination and intangible assets with an indefinite useful life should not be amortized but should be tested for impairment at least annually. The Statement requires intangibles that are separable from goodwill and that have a determinable useful life to be amortized over the determinable useful life. The provisions of this Statement will become effective for the Company in January of 2002. Upon adoption of this statement, goodwill and other intangible assets arising from acquisitions completed before July 1, 2001 should be accounted for in accordance with the provisions of this Statement. This transition provision could require a reclassification of a previously separately recognized intangible to goodwill and vice versa if the intangibles in question do not meet the new criteria for classification as a separately recognizable intangible.

Adoption of these statements is not expected to have a material impact on the Company's financial condition or results of operations.

Three months ended June 30, Six months ended June 30,

2001 2000 2001 2000

Average Yield/ Average Yield/ Average Yield/ Average Yield/

Balance Rate Balance Rate Balance Rate Balance Rate

INTEREST EARNING ASSETS (000's) (000's) (000's) (000's)

Loans

Commercial $154,992 8.62

% $162,287 8.85

% $154,786 8.82

% $ 160,135 8.76

%

Real estate 147,790 7.72 164,352 7.66 151,252 7.81 162,427 7.68

Installment-net 68,372 8.52 74,276 8.31 70,156 8.49 71,942 8.29

Total loans 371,154 8.34 400,915 8.38 376,194 8.47 394,504 8.36

Investment securities

Taxable 171,763 6.47 226,184 7.03 188,200 6.59 230,541 6.95

Tax-exempt 82,241 4.44 57,413 5.30 72,568 4.61 57,075 5.33

Total investment securities 254,004 5.82 283,597 6.68 260,767 6.04 287,616 6.63

Other short-term investments 25,273 4.68 2,785 8.10 16,982 4.37 2,892 8.10

Total interest earning assets $650,431 7.21 $687,297 7.68 $653,943 7.39 $685,012 7.63

INTEREST BEARING LIABILITIES

Deposits

NOW, Savings and MMDA $153,464 3.04

% $159,066 3.56

% $152,017 3.26

% $155,590 3.43

%

Time 295,340 6.13 268,894 5.74 297,966 6.15 266,225 5.64

Total deposits 448,804 5.07 427,960 4.93 449,983 5.17 421,815 4.83

Borrowed funds 140,567 5.98 206,125 6.11 142,537 5.97 211,979 5.91

Long-term debt 12,650 8.70 12,650 8.70 12,650 8.70 12,650 8.70

Total interest

bearing liabilities $602,021 5.36 $646,735 5.38 $605,170 5.43 $646,444 5.26

MARGIN ANALYSIS

(as a % of earning assets)

Interest income 7.21

% 7.68

% 7.39

% 7.63

%

Interest expense 4.96 5.06 5.02 4.96

Net interest income 2.25

% 2.62

% 2.37

% 2.67

%

Averages stated are month end average balances. Installment loans are stated

net of unearned income.

Average loans include nonaccrual loans. Yields do not reflect tax equivalent adjustments.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk are presented at December 31, 2000 in Item 7a. of the Company's Annual Report on Form 10-K, filed with the SEC on April 2, 2001. Management believes there have been no material changes in the Company's market risk since December 31, 2000.

Part II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Securities Holders

The Annual Meeting of Shareholders was held May 16, 2001. Proxies were solicited pursuant to Regulation 14 of the 1934 Act. Shares represented in person or by proxy totalled 1,300,533 or 41.55% of the shares then outstanding. Shareholders approved by affirmative vote the following proposals:

1. To fix the number of positions for director at 10, with 2 vacancies that may be filled by the Board of Directors:

Vote For: 1,286,464 Against: 10,824 Abstain: 3,245

2. To elect Jack O. Cartner and Paul W. Donahie directors for a three year term.

Vote For Vote Withheld Abstain

Jack O. Cartner 1,294,104 6,429 0

Paul W. Donahie 1,007,956 292,577 0

Continuing in the position of director were the following:

Term Expiring

Abigail M. Feinknopf 2002

Jay T. McCamic 2002

Jeffrey W. McCamic 2002

Jeremy C. McCamic 2003

Jolyon W. McCamic 2003

John J. Malik, Jr. 2003

Item 6. Exhibits and Reports on Form 8-K

B. Reports on Form 8-K:

Date Item Description

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BANCORPORATION

(Registrant)

Date 8/14/01 /s/ Jeremy C. McCamic

Jeremy C. McCamic

Chairman and

Chief Executive Officer

Date 8/14/01 /s/ Brent E. Richmond

Brent E. Richmond

President and

Chief Operating Officer

Date 8/14/01 /s/ Jeffrey A. Baran

Jeffrey A. Baran

Chief Financial Officer