Form 10-Q
period 2001-09-30
AMERICAN BANCORPORATION /WV/
filed 2001-11-14
CIK 4570

FORM 10-Q QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES AND EXCHANGE ACT OF 1934

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the period ended September 30, 2001

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

October 5, 2001: 3,129,674 shares of Common stock without par value

Number of pages comprising

this report. . . . . . . . . 15

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

Condition and Results of Operations 7

Item 3 Quantitative and Qualitative Disclosures about Market Risk 14

Part II OTHER INFORMATION

Item 1 Legal Proceedings None

Item 2 Changes in Securities None

Item 3 Defaults Upon Senior Securities None

Item 4 Submission of Matters to a

Vote of Security Holders None

Item 5 Other Information None

Item 6 Exhibits and Reports on Form 8-K None

SIGNATURES 15

Part 1 Financial Information

Item 1 Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

September 30, December 31,

2001 2000 2000

ASSETS

Cash and due from banks $ 10,475,468 $ 10,711,143 $ 9,962,874

Federal funds sold 5,533,000 7,313,000 4,530,000

Investment securities available for sale 276,998,678 273,208,327 272,045,286

Loans, net of unearned income 373,078,015 402,376,244 389,524,004

Less allowance for loan losses 3,113,710 3,500,624 3,252,073

369,964,305 398,875,620 386,271,931

Premises and equipment - net 9,499,299 9,780,518 9,538,072

Accrued interest receivable 4,417,017 4,671,971 4,736,395

Excess of cost over net assets acquired 1,391,267 1,726,999 1,643,066

Other assets 15,988,427 9,082,042 16,488,437

TOTAL ASSETS $694,267,461 $715,369,620 $705,216,061

LIABILITIES

Deposits

Non-interest bearing $ 40,488,183 $ 40,148,099 $ 41,213,045

Interest bearing 443,996,874 441,020,137 454,935,807

TOTAL DEPOSITS 484,485,057 481,168,236 496,148,852

Borrowed funds 143,384,040 181,210,332 149,376,008

Accrued interest payable 3,055,860 3,521,250 3,578,923

Other liabilities 3,959,736 2,547,546 2,900,945

Company obligated mandatorily redeemable trust

preferred securities of subsidiary trust holding solely

junior subordinated debentures of the Company 12,650,000 12,650,000 12,650,000

TOTAL LIABILITIES 647,534,693 681,097,364 664,654,728

STOCKHOLDERS' EQUITY

Preferred stock - - -

Common stock without par value, stated value

$2.50, authorized 6,500,000 shares, issued and

outstanding 3,129,674 7,824,185 7,824,185 7,824,185

Additional paid-in capital 10,301,982 10,301,982 10,301,982

Retained earnings 26,107,927 24,222,903 24,733,853

Accumulated other comprehensive

results, net of tax benefit 2,498,674

(8,076,814

) (2,298,687

)

TOTAL STOCKHOLDERS' EQUITY 46,732,768 34,272,256 40,561,333

TOTAL LIABILITIES AND

STOCKHOLDERS' EQUITY $694,267,461 $715,369,620 $705,216,061

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Quarter Ended Nine Months Ended

September 30, September 30,

2001 2000 2001 2000

INTEREST INCOME

Loans $ 7,561,318 $ 8,765,083 $23,495,414 $25,249,254

Investment securities

Taxable interest income 2,405,397 3,770,802 8,606,594 11,780,587

Non-taxable interest income 1,333,213 760,122 3,004,945 2,281,855

3,738,610 4,530,924 11,611,539 14,062,442

Short-term investments 102,803 74,094 474,066 191,187

Total interest income 11,402,731 13,370,101 35,581,019 39,502,883

INTEREST EXPENSE

Deposits 5,226,155 5,697,235 16,868,139 15,878,111

Borrowed funds 2,420,410 3,285,757 7,222,259 10,097,677

Total interest expense 7,646,565 8,982,992 24,090,398 25,975,788

NET INTEREST INCOME 3,756,166 4,387,109 11,490,621 13,527,095

PROVISION FOR LOAN LOSSES 225,000 210,000 675,000 685,000

Net interest income after

provision for loan losses 3,531,166 4,177,109 10,815,621 12,842,095

OTHER INCOME

Service charges on deposit accounts 241,563 237,823 706,919 664,500

Net securities gains 247,721 582

474,741 787

Net gains on sale of loans - 327,864 55,928 964,626

Insurance commissions 15,432 15,564 43,789 61,305

Other income 262,438 95,411 818,944 818,171

Total other income 767,154 677,244 2,100,321 2,509,389

OTHER EXPENSE

Salaries and employee benefits 1,414,376 1,636,408 4,341,967 4,996,926

Occupancy expense 581,796 647,973 1,791,105 1,968,444

Other expenses 1,494,068 1,189,854 4,015,432 3,740,837

Total other expense 3,490,240 3,474,235 10,148,504 10,706,207

INCOME BEFORE INCOME TAXES 808,080 1,380,118 2,767,438 4,645,277

PROVISION (CREDIT) FOR INCOME TAXES (132,662) 252,697 (14,989) 920,177

NET INCOME $ 940,742 $ 1,127,421 $ 2,782,427 $ 3,725,100

Average Shares Outstanding 3,129,674 3,129,674 3,129,674 3,129,674

BASIC EARNINGS PER SHARE $ 0.30 $ 0.36 $ .89 $ 1.19

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Nine months ended September 30,

2001 2000

Operating Activities:

Net Income $ 2 ,782,427 $ 3,725,100

Adjustments to reconcile net income to net cash from operating activities:

Depreciation 633,164 707,354

Amortization of intangibles 251,799 235,301

Net amortization of premium on investment securities 334,853 298,004

Provision for loan losses 675,000 685,000

Net gain on sale of mortgage servicing rights -

(251,393

)

Net gain on sale of investment securities (474,741

) (787

)

Net gain on sale of loans (55,928

) (964,626

)

Net (increase) decrease in accrued interest receivable 319,378

(202,039

)

Net increase (decrease) in accrued interest payable (523,063

) 969,016

Real estate mortgage loans originated for sale (6,696,387

) (50,639,874

)

Proceeds from sale of real estate mortgage loans 6,832,248 51,046,884

Net increase in other assets (808,969

) (393,179

)

Net decrease in other liabilities ( 472,655

) (1,534,069

)

Net decrease from other operating activities ( 99,893

) (249,437

)

Net cash provided by operating activities 2,697,233 3,431,255

Investing Activities:

Investment securities available for sale:

Proceeds from maturities and repayments 45,967,219 35,596,826

Proceeds from sales 67,253,406 2,727,527

Purchases (110,296,450

) (7,585,564

)

Proceeds from the sale of mortgage servicing rights - 1,746,521

Net change in loans, net of real estate mortgage loans originated for sale 15,552,693

(30,843,181

)

Purchase of premises and equipment (594,391

) (280,463

)

Proceeds from sale of premises and equipment - 140,096

Net cash provided by investing activities 17,882,477

1,501,762

Financing Activities:

Net increase (decrease) in non-interest bearing demand deposits (724,862

) 2,170,938

Net increase (decrease) in interest bearing demand and savings deposits (2,774,696

) 6,461,639

Net increase (decrease) in time deposits (8,164,237

) 12,791,361

Net increase (decrease) in borrowed funds (5,991,968

) (33,382,869

)

Proceeds received in branch acquisition, net of assets acquired - 9,860,800

Cash dividends paid (1,408,353

) (1,408,353

)

Net cash used by financing activities (19,064,116

) (3,506,484

)

Net Increase in Cash and Cash Equivalents 1,515,594

1,426,533

Cash and Cash Equivalents Beginning Balance $ 14,492,874 $ 16,597,610

Cash and Cash Equivalents Ending Balance $ 16,008,468 $ 18,024,143

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

Nine months ended September 30, 2001 and 2000

2001 2000

Balance at January 1, $40,561,333 $28,178,961

Comprehensive results:

Net Income 2,782,427 3,725,100

Unrealized security gain net of tax 4,723,168

3,772,552

Reclassification adjustment, net of tax 74,193

3,996

Total comprehensive results 7,579,788

7,501,648

Dividends declared ($0.45 per share 2001,

$0.45 per share 2000) (1,408,353

) (1,408,353

)

Balance at September 30, $46,732,768 $34,272,256

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

Under the terms of the Agreement, WesBanco will exchange WesBanco common stock based upon a fixed exchange ratio of 1.1 shares of WesBanco common stock for each share of American Bancorporation common stock outstanding. The transaction will be accounted for using the purchase method of accounting. The Company granted an option to WesBanco to purchase 622,805 shares of its common stock at $18.00 per share.

WesBanco's banking subsidiary, WesBanco Bank Inc.'s Community Reinvestment Act ("CRA") rating has been determined to be "Satisfactory" through an appeal process with the Federal Reserve Bank. The upgrade in the CRA rating will permit WesBanco to proceed with the filing of an application for regulatory approval needed to complete the merger transaction.

On November 6, 2001 the Company announced the execution of an amendment to the Agreement which provides for an extension of the final date for the closing of the transaction from December 31, 2001 to March 31, 2002.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The discussion and analysis, when read in conjunction with the condensed consolidated financial statements and accompanying notes, is designed to provide information relevant to an assessment of financial performance and management's perception of significant events.

When used in filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The following is a discussion of significant factors influencing operating performance and change in financial position during the interim periods presented. The discussion should be read in connection with the 2000 Annual Report to Stockholders and the condensed consolidated financial statements appearing elsewhere herein.

SUMMARY

American Bancorporation (the "Company") recognized net income of $2,782,000 or $0.89 basic earnings per share for the nine months ended September 30, 2001, compared to net income of $3,725,000 or $1.19 basic earnings per share for the nine months ended September 30, 2000. Return on average assets and return on average equity were 0.54% and 8.5%, respectively, for the nine months ended September 30, 2001 compared to 0.69% and 16.1%, respectively, for the nine months ended September 30, 2000.

Total assets at September 30, 2001 decreased to $694,267,000, from $715,370,000 at September 30, 2000, a decrease of 2.9%. Deposits increased to $484,485,000 at September 30, 2001, from $481,168,000 at September 30, 2000, an increase of 0.7%. Total stockholders' equity was $46,733,000 at September 30, 2001, compared with $34,272,000 at September 30, 2000, an increase of 36.4%. Stockholders' equity, excluding net unrealized gains and losses, totalled $44,234,000 at September 30, 2001, an increase of $1,885,000 or 4.5%, compared to September 30, 2000. The unrealized gain on investment securities available for sale, a result of market value adjustments, totalled $2,499,000, net of tax, at September 30, 2001, compared to an unrealized loss of $8,077,000, net of tax, at September 30, 2000. If these available for sale securities are held to maturity, no market value adjustment will be realized.

RESULTS OF OPERATIONS

NINE MONTH COMPARISON

Net Income. Net income for the nine months ended September 30, 2001 amounted to $2,782,000 or $0.89 basic earnings per share, compared to $3,725,000 or $1.19 basic earnings per share for the nine months ended September 30, 2000. The decrease was primarily the result of decreases in net interest income and other income which was partially offset by decreases in income taxes and other expenses.

Net Interest Income. Net interest income before provision for loan losses for the nine months ended September 30, 2001 amounted to $11,491,000, a decrease of $2,036,000 or 15.1%, compared to the nine months ended September 30, 2000. The decrease resulted primarily from a 29 basis point decrease in the Company's net interest margin which was partially offset by a $31,753,000 or 4.6% decrease in average interest earning assets.

Total interest income for the nine months ended September 30, 2001 amounted to $35,581,000, a decrease of $3,922,000 or 9.9%, compared to the nine months ended September 30, 2000. The decrease resulted primarily from the decrease in the average earning assets and a 43 basis point decrease in the average yield on earning assets. Average loans outstanding decreased $22,787,000 or 5.7%, with average real estate loans decreasing $15,485,000 or 9.5%, average consumer installment loans decreasing $4,705,000 or 6.5%, and average commercial loans decreasing $2,597,000 or 1.6%. The average yield on loans decreased from 8.47% in 2000 to 8.36% in 2001. Average investment securities and other short-term investments outstanding decreased $8,966,000 or 3.1%, and the average yield decreased from 6.60% in 2000 to 5.78% in 2001.

Total interest expense for the nine months ended September 30, 2001 amounted to $24,090,000, a decrease of $1,885,000 or 7.3% compared to the nine months ended September 30, 2000. The decrease resulted primarily from a $40,936,000 or 6.4% decrease in the average volume of interest bearing liabilities along with a 5 basis point decrease in interest rates paid on such liabilities. Average NOW, money market and savings accounts decreased $1,942,000 or 1.3%. Average time deposits increased $22,662,000 or 8.3%. Average noninterest bearing accounts increased $564,000 or 1.4% and represented 8.2% of the average total deposits for the nine months ended September 30, 2001. Average borrowed funds decreased $61,656,000 or 30.2%, while the average rate paid on borrowed funds decreased from 6.05% in 2000 to 5.98% in 2001.

Provision for Loan Losses. The loan loss provision for the nine months ended September 30, 2001 was $675,000 compared to $685,000 for the same period in 2000. Net loans charged off totaled $813,000 for the nine months ended September 30, 2001 compared to $264,000 for the nine months ended September 30, 2000. The loan loss provision reflects management's assessment of the loan portfolio, general economic conditions and past loan experience.

Other Income. Other income for the nine months ended September 30, 2001 amounted to $2,100,000, a decrease of $409,000 or 16.3% compared to the nine months ended September 30, 2000. Net gains on sale of investment securities totaled $475,000 in 2001 compared to $1,000 in 2000. Net gains on sale of loans totaled $56,000 in 2001 compared to $965,000 in 2000. Other (miscellaneous) income in 2000 included a $120,000 gain on sale of former branch property and a $251,000 gain on the sale of mortgage servicing rights.

Other Expense. Total other expense for the nine months ended September 30, 2001 amounted to $10,149,000, a decrease of $558,000 or 5.2%, compared to the nine months ended September 30, 2000. Salaries and employee benefits decreased $655,000 or 13.1%. Occupancy and equipment expense decreased $177,000 or 9.0%. Other (miscellaneous) expenses increased $274,000 or 7.3%.

Provision (Credit) for Income Taxes. The Company had a $15,000 credit for income taxes for the nine months ended September 30, 2001, compared to a provision of $920,000 for the nine months ended September 30, 2000. The decrease in income tax expense is primarily the result of additional tax-exempt income in 2001 along with a decrease in income before taxes. A benefit was recorded as a result of net-tax-free interest income exceeding pre-tax income.

RESULTS OF OPERATIONS

QUARTER COMPARISON

Net Income. Net income for the quarter ended September 30, 2001 amounted to $941,000, compared to net income of $1,127,000 for the quarter ended September 30, 2000. The decrease was primarily the result of a decrease in net interest income which was partially offset by a decrease in provision for income taxes and an increase in other income.

Net Interest Income. Net interest income before provision for loan losses for the quarter ended September 30, 2001 amounted to $3,756,000, a decrease of $631,000 or 14.4%, compared to the quarter ended September 30, 2000. The decrease resulted primarily from a 26 basis point decrease in the Company's margin and a $33,118,000 or 4.8% decrease in average interest earning assets.

Total interest income for the quarter ended September 30, 2001 amounted to $11,403,000, a decrease of $1,967,000 or 14.7%, compared to the same period in 2000. The decrease resulted primarily from an 81 basis point decrease in the average yield on earning assets and the decrease in the average interest earning assets. Average loans outstanding decreased $31,740,000 or 7.9%. Average real estate loans decreased $24,103,000 or 14.9%, average consumer installment loans decreased $10,545,000 or 14.1%, and average commercial loans increased $2,909,000 or 1.7%. The average yield on loans decreased from 8.69% in 2000 to 8.14% in 2001. Average investment securities and other short-term investments outstanding decreased $1,378,000 or 0.5%, while the average yield decreased from 6.52% in 2000 to 5.46% in 2001.

Total interest expense for the quarter ended September 30, 2001 amounted to $7,647,000, a decrease of $1,336,000 or 14.9%, compared to the same period in 2000. The decrease resulted primarily from a 51 basis point decrease on interest rates paid on interest bearing liabilities and a $40,259,000 or 6.3% decrease in the average volume of such liabilities.

Provision for Loan Losses. The loan loss provision for the quarter ended September 30, 2001 was $225,000, compared to $210,000 for the same period in 2000. Net loans charged off totaled $255,000 for the quarter ended September 30, 2001, compared to $110,000 for the quarter ended September 30, 2000. The loan loss provision reflects management's assessment of the loan portfolio, general economic conditions and past loan experience.

Other Income. Other income amounted to $767,000 for the quarter ended September 30, 2001, compared to $677,000 for the quarter ended September 30, 2000. Net gains on sale of loans decreased $328,000 or 100% for the quarter ended September 30, 2001. Net gains on sale of investment securities totaled $248,000 for the quarter ended September 30, 2001, compared to $1,000 for the same period in 2000.

Other Expense. Total other expense for the quarter ended September 30, 2001 amounted to $3,490,000, an increase of $16,000 or 0.5%, compared to the same period in 2000. Salaries and employee benefits decreased $222,000 or 13.6%. Occupancy and equipment expense decreased $66,000 or 10.2%. Other (miscellaneous) expenses increased $304,000 or 25.6%, primarily due to increases in professional fees.

Provision (Credit) for Income Taxes. The Company had a $133,000 credit for income taxes for the quarter ended September 30, 2001 compared to a provision of $253,000 for the quarter ended September 30, 2000. The decrease in income tax expense is primarily the result of additional tax-exempt income in 2001 along with a decrease in income before taxes. A benefit was recorded as a result of net tax-free interest income exceeding pre-tax income.

ASSET QUALITY

Nonperforming loans totaled $1,790,000 or 0.5% of total loans at September 30, 2001, compared to $3,397,000 or 0.8% at December 31, 2000. Nonperforming loans at September 30, 2001 consisted of nonaccrual loans totalling $735,000, 90 day delinquent loans of $832,000, and restructured loans aggregating $223,000. Other real estate held totaled $544,000 at September 30, 2001, compared to $444,000 at December 31, 2000.

CAPITAL RESOURCES

Stockholders' equity totalled $46,733,000 at September 30, 2001. The Company's risk-based capital ratio was 14.5%, of which 13.7% constituted common stockholders' equity, while the risk-based capital ratio for the Company's bank subsidiary, Wheeling National Bank, was 13.9%, with common stockholder equity of 13.1%. At September 30, 2001, the Company's leverage capital ratio was 8.0%, while the leverage ratio for Wheeling National Bank was 7.7%.

NEW ACCOUNTING STANDARDS

On July 6, 2001, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 102 "Selected Loan Loss Allowance Methodology and Documentation Issues". The guidance contained in the SAB is effective immediately. This SAB expresses the views of the SEC staff regarding a registrant's development, documentation, and application of a systematic methodology for determining the allowance for loan and lease losses, as required by SEC Financial Reporting Release No. 28. The guidance in the SAB focuses on the documentation the SEC staff normally expects registrants to prepare and maintain in support of the allowance for loan and lease losses.

Concurrent with the SEC's issuance of SAB No. 102, the federal banking agencies (the Federal Deposit Insurance Corporation, the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency, and the Office of Thrift Supervision represented by the Federal Financial Institutions Examination Council issued an interagency policy statement entitled "Allowance for Loan and Lease Losses Methodologies and Documentation for Banks and Savings Institutions" (Policy Statement). The SAB and Policy Statement were the result of an agreement between the SEC and the federal banking agencies in March 1999 to provide guidance on allowance for loan and lease methodologies and supporting documentation.

The guidance contained in the SAB does not prescribe specific allowance estimation methodologies registrants should employ in estimating their allowance for loan and lease losses, but rather emphasizes the need for a systematic methodology that is properly designed and implemented by registrants.

In July of 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets".

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

In August 2001 FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" which addresses financial accounting and report for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset.

Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, an entity would recognize a gain or loss on settlement.

Statement No. 143 is effective for fiscal years beginning after June 15, 2002.

In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Statement No. 144 supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of"; however, it retains many of the fundamental provisions of that Statement.

Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. However, it retains the requirement of APB No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. By broadening the presentation of discontinued operations to include more disposal transactions, the FASB has enhanced management's ability to provide information that helps financial statement users to assess the effects of a disposal transaction on the ongoing operations of an entity.

SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Early application is encouraged. The provisions of SFAS No. 144 generally are to be applied prospectively.

Adoption of these statements is not expected to have a material impact on the Company's financial condition or results of operations.

Three months ended September 30, Nine months ended September 30,

2001 2000 2001 2000

Average Yield/ Average Yield/ Average Yield/ Average Yield/

Balance Rate Balance Rate Balance Rate Balance Rate

INTEREST EARNING ASSETS (000's) (000's) (000's) (000's)

Loans

Commercial $169,332 8.03

% $ 166,424 9.46

% $159,634 8.54

% $ 162,231 9.00

%

Real estate 138,106 7.77 162,209 7.72 146,870 7.80 162,355 7.69

Installment-net 64,193 8.65 74,738 8.55 68,169 8.54 72,874 8.38

Total loans 371,631 8.14 403,371 8.69 374,673 8.36 397,460 8.47

Investment securities

Taxable 162,345 5.93 218,306 6.91 179,581 6.39 226,463 6.94

Tax-exempt 111,075 4.80 59,075 5.15 85,403 4.69 57,742 5.27

Total investment securities 273,420 5.47 277,381 6.53 264,984 5.84 284,205 6.60

Other short-term investments 7,787 5.28 5,204 5.69 13,917 4.54 3,662 6.96

Total interest earning assets $652,838 6.99 $685,956 7.80 $653,574 7.26 $685,327 7.69

INTEREST BEARING LIABILITIES

Deposits

NOW, Savings and MMDA $156,215 2.66

% $154,897 3.67

% $153,417 3.05

% $155,359 3.51

%

Time 287,726 5.82 283,219 6.04 294,552 6.04 271,890 5.78

Total deposits 443,941 4.71 438,116 5.20 447,969 5.02 427,249 4.96

Borrowed funds 142,504 6.02 188,588 6.39 142,526 5.98 204,182 6.05

Long-term debt 12,650 8.70 12,650 8.70 12,650 8.70 12,650 8.70

Total interest bearing liabilities $599,095 5.11 $639,354 5.62 $603,145 5.33 $644,081 5.38

MARGIN ANALYSIS

(as a % of earning assets)

Interest income 6.99

% 7.80

% 7.26

% 7.69

%

Interest expense 4.69 5.24 4.91 5.06

Net interest income 2.30

% 2.56

% 2.34

% 2.63

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

AMERICAN BANCORPORATION

(Registrant)

Date November 14, 2001 /s/ Jeremy C. McCamic

Jeremy C. McCamic

Chairman and

Chief Executive Officer

Date November 14, 2001 /s/ Brent E. Richmond

Brent E. Richmond

President and Chief Operating Officer

Date November 14, 2001 /s/ Jeffrey A. Baran

Jeffrey A. Baran

Chief Financial Officer

15